Form 10-Q
period 1996-06-01
STROUDS INC
filed 1996-07-16
CIK 927760

   As filed with the Securities and Exchange Commission on July 16, 1996
_____________________________________________________________________________


                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                        -------------------
                             FORM 10-Q
                        -------------------


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 1, 1996

                                OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________


Commission File Number 0-24904


                            STROUDS, INC.
        (Exact name of registrant as specified in its charter)


           DELAWARE                                     95-4107241
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


                      780 SOUTH NOGALES STREET
                     CITY OF INDUSTRY, CA  91748
              (Address of principle executive offices)


                           (818) 912-2866
         (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ----    ----

Number of shares of common stock outstanding at July 16, 1996:  8,522,817

                            STROUDS, INC.



                               INDEX



                                                                    Page No.
                                                                    --------
PART I.     FINANCIAL INFORMATION

     ITEM 1.     FINANCIAL STATEMENTS:

                 Condensed Balance Sheets as of March 2, 1996
                    and June 1, 1996                                    3

                 Condensed Statements of Income for the Thirteen
                    Weeks Ended June 1, 1996 and May 27, 1995           4

                 Condensed Statements of Cash Flows for the Thirteen
                    Weeks Ended June 1, 1996 and May 27, 1995           5

                 Notes to Condensed Financial Statements                6

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                    8


PART II.    OTHER INFORMATION

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                       11

                 SIGNATURES                                             13



PART I.     FINANCIAL INFORMATION
- ---------------------------------

ITEM 1.     FINANCIAL STATEMENTS


                            STROUDS, INC.
                       CONDENSED BALANCE SHEETS

                                                        JUNE 1,     MARCH 2,
(in thousands, except share data)                        1996        1996
- ---------------------------------                      --------     --------
                                                      (Unaudited)
ASSETS
Current assets:
   Cash                                                $    498     $    210
   Accounts receivable, less allowance for doubtful
      accounts of $25 and $25, respectively               2,080        1,835
   Merchandise inventory                                 60,496       60,167
   Other                                                  2,764        4,245
                                                       --------     --------
      Total current assets                               65,838       66,457
Property and equipment - at cost, net of accumulated
   depreciation and amortization                         20,806       18,206
Excess of cost over net assets acquired, net of
   accumulated amortization                               7,983        8,047
Other assets                                                889        1,297
                                                       --------     --------
      Total assets                                     $ 95,516     $ 94,007
                                                       ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                $    157     $    237
   Accounts payable                                      13,764       14,367
   Accrued expenses                                       9,593        8,974
                                                       --------     --------
      Total current liabilities                          23,514       23,578
Long-term debt                                           14,684       12,446
Other noncurrent liabilities                              2,527        2,514
                                                       --------     --------
      Total liabilities                                  40,725       38,538
Stockholders' equity:
   Preferred stock, $0.0001 par value; authorized
      750,000 shares; no shares issued or outstanding      --           --
   Preferred stock, Series B, $0.0001 par value;
      authorized 250,000 shares; no shares issued or
      outstanding                                          --           --
   Common stock, $0.0001 par value; authorized 25,000,000
      shares; issued and outstanding June 1, 1996 and
      March 2, 1996, 8,512,059 shares                         1            1
   Additional paid-in capital                            38,946       38,946
   Retained earnings                                     15,844       16,522
                                                       --------     --------
       Total stockholders' equity                        54,791       55,469
                                                       --------     --------
       Total liabilities and stockholders' equity      $ 95,516     $ 94,007
                                                       ========     ========

See accompanying notes to condensed financial statements.

                            STROUDS, INC.
                    CONDENSED STATEMENTS OF INCOME
                   (in thousands, except share data)
                              (Unaudited)

                                                           13 WEEKS ENDED
                                                       ----------------------
                                                        JUNE 1,      MAY 27,
                                                         1996         1995
                                                       ---------    ---------
Net sales                                              $ 46,436     $ 42,973
Costs and expenses:
   Cost of sales, buying and occupancy                   32,760       29,504
   Selling and administrative expenses                   14,749       12,806
   Amortization of excess of cost over
      net assets acquired                                    65           65
                                                       ---------    ---------
                                                         47,574       42,375
                                                       ---------    ---------

      Operating income (loss)                            (1,138)         598


Other income                                                 93           59
Interest expense, net                                      (276)        (190)
                                                       ---------    ---------

      Income (loss) before income taxes                  (1,321)         467

Income tax (expense) benefit                                643         (192)
                                                       ---------    ---------

      Net income (loss)                                $   (678)    $    275
                                                       =========    =========



      Net income (loss) per share                      $  (0.08)    $   0.03
                                                       =========    =========


Weighted average common and common
   equivalent shares outstanding                          8,512        8,609
                                                       =========    =========

See accompanying notes to condensed financial statements.

                            STROUDS, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands)
                              (Unaudited)

                                                           13 WEEKS ENDED
                                                       ----------------------
                                                        JUNE 1,      MAY 27,
                                                         1996         1995
                                                       ---------    ---------
Cash flows from operating activities:
   Net income (loss)                                   $   (678)    $    275
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization of property
            and equipment                                 1,004          992
         Amortization of excess of cost over net
            assets acquired                                  65           65
         (Increase) decrease in assets:
            Accounts receivable                            (245)        (714)
            Merchandise inventory                          (329)       1,743
         Increase (decrease) in accounts payable and
            accrued expenses                              1,567       (6,801)
         Other                                            1,902          751
                                                       ---------    ---------
            Net cash provided by (used in) operating
               activities                                 3,286       (3,689)
                                                       ---------    ---------

Cash flows from investing activities:
   Capital expenditures                                  (3,604)      (2,387)
                                                       ---------    ---------
            Net cash used in investing activities        (3,604)      (2,387)
                                                       ---------    ---------

Cash flows from financing activities:
   Borrowings under long-term debt                        9,650       13,130
   Repayment of long-term debt                           (7,400)      (6,668)
   Principal payments under capital lease obligations       (92)        (119)
   Decrease in overdraft                                 (1,552)        (308)
   Other equity transactions                                --            55
                                                       ---------    ---------
            Net cash provided by financing activities       606        6,090
                                                       ---------    ---------

            Net increase in cash                            288           14
Cash at beginning of period                                 210          179
                                                       ---------    ---------
Cash at end of period                                  $    498     $    193
                                                       =========    =========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                         $    263     $    185
      Income taxes                                          191          --
                                                       =========    =========

See accompanying notes to condensed financial statements.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS


(1)     INTERIM FINANCIAL STATEMENTS

The accompanying Condensed Balance Sheet as of June 1, 1996 and the related Condensed Statements of Income and Condensed Statements of Cash Flows for the 13 weeks ended June 1, 1996 and May 27, 1995 are unaudited. The unaudited operating results reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Information pertaining to the year ended March 2, 1996 is derived from the audited financial statements included in the Company's 1995 Annual Report on Form 10-K. This information should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1995 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the 13 weeks ended June 1, 1996 may not be indicative of the results to be expected for the entire fiscal year.


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

Income tax (expense) benefit is based upon the estimated effective tax rate for the entire fiscal year. The effective rate is subject to ongoing review and evaluation by management.

Net Income (Loss) per Share

Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents, as determined by the treasury stock method, represent shares which would be issued assuming the exercise of common stock options and warrants reduced by the number of shares which could be purchased with the proceeds from the exercise of those options and warrants. Common stock equivalents are not included in the calculation of net income per share if their inclusion would be anti-dilutive.

Fully diluted net income per share is not presented since the amounts do not differ significantly from the primary net income per share presented.

Reclassifications

Certain reclassifications have been made to the May 27, 1995 amounts to conform to the June 1, 1996 presentation.


                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS


(3)     PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:
                                                        JUNE 1,     MARCH 2,
(in thousands)                                           1996         1996
- --------------                                         ---------    ---------
Furniture, fixtures and equipment                      $ 34,594     $ 30,915
Equipment held under capital leases                       2,595        2,596
Leasehold improvements                                    5,613        5,687
                                                       ---------    ---------
                                                         42,802       39,198
Less accumulated depreciation and amortization          (21,996)     (20,992)
                                                       ---------    ---------
                                                       $ 20,806     $ 18,206
                                                       =========    =========

(4)     LONG-TERM DEBT

At June 1, 1996, the Company had outstanding borrowings of $14,650,000 under its $30,000,000 revolving credit facility. Included in the revolving credit facility is a $7,000,000 letter of credit sub-facility. As of June 1, 1996, the Company had outstanding letters of credit amounting to $2,112,000 for purchase commitments to foreign suppliers under this sub-facility.

Effective June 1, 1996, the Company and its bank have agreed to amend certain terms and conditions of its Revolving Credit Facility. Under the amended terms and conditions the Revolving Credit Facility is extended to August 31, 1998 and the Company may increase its Revolving Credit Facility up to $40 million. Increases to the Revolving Credit Facility are graduated and subject to achieving specified debt coverage and inventory turnover ratios. Financial covenants have been modified to provide for a lower initial debt coverage ratio subject to quarterly increases thereafter and a minimum inventory turnover ratio during the term of the agreement. In addition, interest is payable at the provider's prime rate or LIBOR plus a spread ranging from 1.25% to 2.00%. The applicable LIBOR interest spread is based on the debt coverage ratio achieved and determined on a quarterly basis.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

13 WEEKS ENDED JUNE 1, 1996 COMPARED TO THE 13 WEEKS ENDED MAY 27, 1995
- -----------------------------------------------------------------------

Net sales for the thirteen weeks ended June 1, 1996 increased $3.4 million, or 8.1%, to $46.4 million versus $43.0 million in the same period last year. Comparable store sales increased $0.2 million, or 0.6%, for the period. Sales from new stores and expanded or replacement stores increased by $3.2 million.

Management believes the increase in comparable store sales is volume related and primarily attributable to a smaller negative impact related to competitive openings for the first quarter of 1996 versus the same period a year ago. Approximately 10% of the comparable stores were affected by new competitive openings for the first quarter of 1996 compared to approximately 30% for the same period last year. To a lesser extent, comparable store sales were positively impacted due to an increase in advertising frequency versus a year ago.

Cost of sales, buying and occupancy for the 13 weeks ended June 1, 1996 was $32.8 million versus $29.5 million for the same period a year ago, a $3.3 million increase. As a percent of sales, cost of sales, buying and occupancy increased to 70.5% from 68.7% for the same period a year ago. The increase in cost of sales, buying and occupancy percentage was due to higher occupancy costs associated with new and expanded stores where average store sales were lower and slightly higher freight and distribution costs versus the same period a year ago.

Selling and administrative expenses for the 13 weeks ended June 1, 1996 increased $1.9 million to $14.7 million versus $12.8 million for the same period in fiscal 1995 and increased as a percentage of net sales from 29.8% to 31.8%. The increase as a percent of sales was primarily due to higher advertising costs as scheduled events were shifted into the first quarter this year versus the second quarter last year and the additional cost of advertising to further develop the Company's presence in its new Midwest markets. General and administrative expense as a percent of sales was 6.6% versus 6.8% a year ago. The slight decline as a percent of sales was the result of a reduction in general and administrative expense in conjunction with the sales increase over the same period a year ago.

Operating loss for the 13 weeks ended June 1, 1996 was $1.1 million versus operating income of $0.6 million for the same period a year ago, a $1.7 million decrease. The operating loss resulted in a margin deficit of 2.5% for the 13 weeks ended June 1, 1996 versus an operating income margin of 1.4% for the same period a year ago. Operating income margin declined due to the reasons discussed above.

Interest expense net, increased $0.1 million to $0.3 million for the 13 weeks ended June 1, 1996 versus $0.2 million for the same period in fiscal 1995. Interest expense grew as a result of increased borrowings to finance the development of five new superstores, one new outlet and two store remodels done since June 1995.

The pretax loss for the 13 week period ended June 1, 1996 resulted in a tax benefit of $0.6 million versus income tax expense of $0.2 million for the

                                 8
same 13 week period a year ago. The Company's effective tax rate increased as a result of certain non-deductible expenses for tax purposes becoming more significant in relation to the Company's pretax earnings. The estimated effective tax rate is subject to continuing evaluation and modification by management.



LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs are primarily to support its inventory requirements and for store expansion. The Company has historically financed its operations primarily with internally generated funds and its credit facilities. At June 1, 1996 the Company's working capital was $42.3 million, while advances from its revolving credit facility were $14.7 million. At June 1, 1996 the Company had $13.2 million available for borrowings under its credit facility.

Effective June 1, 1996, the Company and its bank have agreed to amend certain terms and conditions of its Revolving Credit Facility. Under the amended terms and conditions the Revolving Credit Facility is extended to August 31, 1998 and the Company may increase its Revolving Credit Facility up to $40 million. Increases to the Revolving Credit Facility are graduated and subject to achieving specified debt coverage and inventory turnover ratios. Financial covenants have been modified to provide for a lower initial debt coverage ratio subject to quarterly increases thereafter and a minimum inventory turnover ratio during the term of the agreement. In addition, interest is payable at the provider's prime rate or LIBOR plus a spread ranging from 1.25% to 2.00%. The applicable LIBOR interest spread is based on the debt coverage ratio achieved and determined on a quarterly basis.

Cash provided by (used in) operating activities for the 13 weeks ended June 1, 1996 and May 27, 1995 was $3.3 million and ($3.7) million, respectively.
During the 13 week period ended June 1, 1996, inventory increased $0.3 million and accounts payable and accrued expenses increased $1.6 million as a result of the Company's expansion program.

Net cash used in investing activities for the 13 weeks ended June 1, 1996 and May 27, 1995 was $3.6 million and $2.4 million, respectively. These funds were used for capital expenditures supporting the Company's store expansion program. In the first quarter of fiscal 1996, the Company opened one new superstore and has four other superstores under development.

Cash provided by financing activities for the 13 weeks ended June 1, 1996 and May 27, 1995 was $0.6 million and $6.1 million, respectively. The Company borrowed $2.3 million primarily to fund expansion and to meet working capital needs for the 13 weeks ended June 1, 1996.

The Company anticipates capital expenditures to approximate $11.4 million for the remainder of its fiscal year which will relate primarily to the Company's expansion program, conversion of original format stores to superstores, enlarging existing superstores and continued improvement of the Company's management information systems. Currently, the Company plans to open five to seven new superstores during the remainder of fiscal 1996.



SEASONALITY AND QUARTERLY RESULTS

The Company's business is subject to seasonal and quarterly fluctuations. Historically, the Company has realized a higher portion of its net sales and an even greater proportion of its profits in the months of November, December and January. Additionally, the timing of promotional events may affect the Company's results in different fiscal quarters from period to period.



CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties which are more fully described in
Item 1, Part I of the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 2, 1996.


PART II.    OTHER INFORMATION
- -----------------------------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits:

     The exhibits on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report.

EXHIBIT NO.          DESCRIPTION
- -----------          -----------

   3.1          Form of Restated Certificate of Incorporation of the
                Company.
                      Incorporated herein by reference to Amendment No. 1 to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
   3.2          Restated By-laws of the Company.
                      Incorporated herein by reference to Amendment No. 1 to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
   4 Rights Agreement, dated as of November 17, 1995, between Strouds, Inc. and American Stock Transfer & Trust Company.
                      Incorporated herein by reference to the Company's Form 8-K, as filed with the Commission on December 1, 1995.
   10.1 Stock Option Plan for Executive and Key Employees of the Company, including the form of the individual option agreement thereunder.
                      Incorporated herein by reference to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.2 Form of Amendment to Stock Option Plan for Executive and Key Employees of the Company, including the form of the amendment to the individual option agreement thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
   10.3 Amended and Restated 1994 Equity Participation Plan of the Company, including the forms of the individual option agreements thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
   10.4         Form of the Company's Employee Qualified Stock Purchase Plan.
                      Incorporated herein by reference to Amendment No. 1 to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
   10.5 Amendment to the Strouds, Inc. Employee Qualified Stock Purchase Plan, January 5, 1995.
                      Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended February 25, 1995, as filed with the Commission on May 25, 1995.
   10.6 Warrant Agreement (Warrant 1), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company's Form S-1, as filed with the Commission on July 29, 1994.



EXHIBIT NO.          DESCRIPTION
- -----------          -----------

   10.7         Warrant Agreement (Warrant 2), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.8         Credit Agreement between Bank of America National Trust and
                Savings Association and Strouds, Inc., dated September 22,
                1995.
                      Incorporated herein by reference to the Company's Form 10-Q for the period ended August 22, 1995, as filed with the Commission on September 26, 1995.
   10.9         International Swap Dealers Association, Inc. Master Agreement
                between Bank of America National Trust and Savings
                Association and Strouds, Inc., dated March 6, 1996.
                      Incorporated herein by reference to the Company's Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.10        Registration Rights Agreement dated as of January 2, 1996 by and between the Company and BT Capital.
                      Incorporated herein by reference to the Company's Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
*  11           Statement re: Computation of Per Share Earnings.
*  27           Financial Data Schedule

__________________________________

*     Filed herewith electronically


b)  Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended June 1, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:  July 15, 1996





                                    STROUDS, INC.
                                    (Registrant)







                                    /s/ Wayne P. Selness
                                    --------------------
                                    Wayne P. Selness
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)







                                    /s/ Jonathan W. Spatz
                                    ---------------------
                                    Jonathan W. Spatz
                                    Senior Vice President and Chief
                                         Financial Officer
                                    (Principal Financial Officer)


                           EXHIBIT INDEX

EXHIBIT NO.          DESCRIPTION
- -----------          -----------

   3.1          Form of Restated Certificate of Incorporation of the
                Company.
                      Incorporated herein by reference to Amendment No. 1 to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
   3.2          Restated By-laws of the Company.
                      Incorporated herein by reference to Amendment No. 1 to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
   4 Rights Agreement, dated as of November 17, 1995, between Strouds, Inc. and American Stock Transfer & Trust Company.
                      Incorporated herein by reference to the Company's Form 8-K, as filed with the Commission on December 1, 1995.
   10.1 Stock Option Plan for Executive and Key Employees of the Company, including the form of the individual option agreement thereunder.
                      Incorporated herein by reference to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.2 Form of Amendment to Stock Option Plan for Executive and Key Employees of the Company, including the form of the amendment to the individual option agreement thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
   10.3 Amended and Restated 1994 Equity Participation Plan of the Company, including the forms of the individual option agreements thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
   10.4         Form of the Company's Employee Qualified Stock Purchase Plan.
                      Incorporated herein by reference to Amendment No. 1 to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
   10.5 Amendment to the Strouds, Inc. Employee Qualified Stock Purchase Plan, January 5, 1995.
                      Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended February 25, 1995, as filed with the Commission on May 25, 1995.
   10.6 Warrant Agreement (Warrant 1), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company's Form S-1, as filed with the Commission on July 29, 1994.
   10.7 Warrant Agreement (Warrant 2), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.8 Credit Agreement between Bank of America National Trust and Savings Association and Strouds, Inc., dated September 22, 1995.
                      Incorporated herein by reference to the Company's Form 10-Q for the period ended August 22, 1995, as filed with the Commission on September 26, 1995.

EXHIBIT NO.          DESCRIPTION
- -----------          -----------

   10.9         International Swap Dealers Association, Inc. Master Agreement
                between Bank of America National Trust and Savings
                Association and Strouds, Inc., dated March 6, 1996.
                      Incorporated herein by reference to the Company's Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.10        Registration Rights Agreement dated as of January 2, 1996 by and between the Company and BT Capital.
                      Incorporated herein by reference to the Company's Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
*  11           Statement re: Computation of Per Share Earnings.
*  27           Financial Data Schedule

__________________________________

*     Filed herewith electronically