Form 10-Q
period 1996-08-31
STROUDS INC
filed 1996-10-11
CIK 927760

   As filed with the Securities and Exchange Commission on October 11, 1996
_____________________________________________________________________________


                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                        -------------------
                             FORM 10-Q
                        -------------------


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended August 31, 1996

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


                           (818) 912-2866
         (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ----    ----

Number of shares of common stock outstanding at October 8, 1996:  8,522,817

                            STROUDS, INC.



                               INDEX



                                                                    Page No.
                                                                    --------
PART I.     FINANCIAL INFORMATION

     ITEM 1.     FINANCIAL STATEMENTS:

                 Condensed Balance Sheets as of August 31, 1996
                    (Unaudited) and March 2, 1996                       3

                 Condensed Statements of Income for the Thirteen
                    and Twenty-Six Weeks Ended August 31, 1996
                    and August 26, 1995 (Unaudited)                     4

                 Condensed Statements of Cash Flows for the
                    Twenty-Six Weeks Ended August 31, 1996 and
                    August 26, 1995 (Unaudited)                         5

                 Notes to Condensed Financial Statements                6

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                    8


PART II.    OTHER INFORMATION

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    12

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                       13

                 SIGNATURES                                             15

PART I.     FINANCIAL INFORMATION
---------------------------------

ITEM 1.     FINANCIAL STATEMENTS

                            STROUDS, INC.
                       CONDENSED BALANCE SHEETS

                                                      August 31,     March 2,
(in thousands, except share data)                        1996         1996
---------------------------------                      --------     --------
                                                      (Unaudited)
ASSETS
Current assets:
   Cash                                                $  1,141     $    210
   Accounts receivable, less allowance for doubtful
      accounts of $25 and $25, respectively               2,843        1,835
   Merchandise inventory                                 62,605       60,167
   Other                                                  3,356        4,245
                                                       --------     --------
      Total current assets                               69,945       66,457
Property and equipment - at cost, net of accumulated
   depreciation and amortization                         22,822       18,206
Excess of cost over net assets acquired, net of
   accumulated amortization                               7,918        8,047
Other assets                                                865        1,297
                                                       --------     --------
      Total assets                                     $101,550     $ 94,007
                                                       ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                $    599     $    237
   Accounts payable                                      15,785       14,367
   Accrued expenses                                      10,556        8,974
                                                       --------     --------
      Total current liabilities                          26,940       23,578
Long-term debt                                           17,530       12,446
Other noncurrent liabilities                              2,590        2,514
                                                       --------     --------
      Total liabilities                                  47,060       38,538
Stockholders' equity:
   Preferred stock, $0.0001 par value; authorized
      750,000 shares; no shares issued or outstanding      --           --
   Preferred stock, Series B, $0.0001 par value;
      authorized 250,000 shares; no shares issued or
      outstanding                                          --           --
   Common stock, $0.0001 par value; authorized 25,000,000
      shares; issued and outstanding August 31, 1996,
      8,522,817 shares; and March 2, 1996, 8,512,059
      shares                                                  1            1
   Additional paid-in capital                            38,982       38,946
   Retained earnings                                     15,507       16,522
                                                       --------     --------
       Total stockholders' equity                        54,490       55,469
                                                       --------     --------
       Total liabilities and stockholders' equity      $101,550     $ 94,007
                                                       ========     ========

See accompanying notes to condensed financial statements.

                                       STROUDS, INC.
                              CONDENSED STATEMENTS OF INCOME
                             (in thousands, except share data)
                                        (Unaudited)

                                              13 WEEKS ENDED          26 WEEKS ENDED
                                          ----------------------   ----------------------
                                          August 31,   August 26,  August 31,   August 26,
                                            1996         1995        1996         1995
                                          ---------    ---------   ---------    ---------
Net sales                                 $ 49,516     $ 42,889    $ 95,952     $ 85,862
Costs and expenses:
   Cost of sales, buying and occupancy      35,411       29,931      68,171       59,435
   Selling and administrative expenses      14,076       12,491      28,825       25,297
   Amortization of excess of cost over
      net assets acquired                       64           64         129          129
                                          ---------    ---------   ---------    ---------
                                            49,551       42,486      97,125       84,861
                                          ---------    ---------   ---------    ---------

      Operating income (loss)                  (35)         403      (1,173)       1,001


Other income                                   172           18         265           77
Interest expense, net                         (353)        (153)       (629)        (343)
                                          ---------    ---------   ---------    ---------

      Income (loss) before income taxes       (216)         268      (1,537)         735

Income tax (expense) benefit                  (121)        (107)        522         (299)
                                          ---------    ---------   ---------    ---------

      Net income (loss)                   $   (337)    $    161    $ (1,015)   $     436
                                          =========    =========   =========    =========



      Net income (loss) per share         $  (0.04)    $   0.02    $  (0.12)    $   0.05
                                          =========    =========   =========    =========


Weighted average common and common
   equivalent shares outstanding             8,519        8,577       8,516        8,559
                                          =========    =========   =========    =========

See accompanying notes to condensed financial statements.

                            STROUDS, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands)
                              (Unaudited)

                                                           26 WEEKS ENDED
                                                       ----------------------
                                                       August 31,  August 26,
                                                         1996         1995
                                                       ---------    ---------
Cash flows from operating activities:
   Net income (loss)                                   $ (1,015)    $    436
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation and amortization of property
            and equipment                                 2,074        1,968
         Loss on abandonment of leasehold improvements      --            50
         Amortization of excess of cost over net
            assets acquired                                 129          129
         (Increase) decrease in:
            Accounts receivable                          (1,008)        (101)
            Merchandise inventory                        (2,439)          68
         Increase (decrease) in accounts payable and
            accrued expenses                              4,551       (2,252)
         Other                                            1,398          805
                                                       ---------    ---------
            Net cash provided by operating
               activities                                 3,690        1,103
                                                       ---------    ---------

Cash flows from investing activities:
   Proceeds from sale of marketable securities              --           471
   Capital expenditures                                  (6,690)      (3,384)
                                                       ---------    ---------
            Net cash used in investing activities        (6,690)      (2,913)
                                                       ---------    ---------

Cash flows from financing activities:
   Borrowings under long-term debt                       22,900       10,826
   Repayment of long-term debt                          (17,300)      (8,615)
   Principal payments under capital lease obligations      (154)        (257)
   Decrease in overdraft                                 (1,552)        (187)
   Other equity transactions                                 37          339
                                                       ---------    ---------
            Net cash provided by financing activities     3,931        2,106
                                                       ---------    ---------

            Net increase in cash                            931          296
Cash at beginning of period                                 210          179
                                                       ---------    ---------
Cash at end of period                                  $  1,141     $    475
                                                       =========    =========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                         $    570     $    308
      Income taxes                                          195          --
                                                       =========    =========

See accompanying notes to condensed financial statements.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)



(1)     INTERIM FINANCIAL STATEMENTS

The accompanying Condensed Balance Sheet as of August 31, 1996 and the related Condensed Statements of Income for the 13 and 26 weeks ended August 31, 1996 and August 26, 1995 and Condensed Statements of Cash Flows for the 26 weeks ended August 31, 1996 and August 26, 1995 are unaudited. The unaudited operating results reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Information pertaining to the year ended March 2, 1996 is derived from the audited financial statements included in the Company's 1995 Annual Report on Form 10-K. This information should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1995 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the 13 and 26 weeks ended August 31, 1996 may not be indicative of the results to be expected for the entire fiscal year.


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

Income tax (expense) benefit is based upon the estimated effective tax rate for the entire fiscal year. The Company revised its effective tax rate for the quarter ending August 31, 1996 due to changing conditions in the Company's business. The cumulative tax effect of the change was reflected in the quarter ending August 31, 1996. The effective rate is subject to ongoing review and evaluation by management.

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

Reclassifications

Certain reclassifications have been made to the August 26, 1995 amounts to conform to the August 31, 1996 presentation.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(3)     PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                       August 31,    March 2,
(in thousands)                                           1996         1996
--------------                                         ---------    ---------
Furniture, fixtures and equipment                      $ 35,823     $ 30,915
Equipment held under capital leases                       2,111        2,596
Leasehold improvements                                    7,468        5,687
                                                       ---------    ---------
                                                         45,402       39,198
Less accumulated depreciation and amortization          (22,580)     (20,992)
                                                       ---------    ---------
                                                       $ 22,822     $ 18,206
                                                       =========    =========

(4)     LONG-TERM DEBT

At August 31, 1996, the Company had outstanding borrowings of $15,000,000 under its $30,000,000 revolving credit facility. Included in the revolving credit facility is a $7,000,000 letter of credit sub-facility. As of August 31, 1996, the Company had outstanding letters of credit amounting to $1,575,000 for purchase commitments to foreign suppliers under this sub-facility.

Effective June 1, 1996, the Company and its bank amended certain terms and conditions of its $30 million Revolving Credit Facility. As part of such amendment, the Revolving Credit Facility has been extended to August 31, 1998 and the financial covenants were modified to provide for a lower initial debt coverage ratio subject to quarterly increases thereafter and a minimum inventory turnover ratio during the term of the agreement. In addition, interest is payable at the provider's prime rate or LIBOR plus a spread ranging from 1.25% to 2.00%. The applicable LIBOR interest spread is based on the debt coverage ratio achieved and determined on a quarterly basis.

In the event that the Company achieves certain specified debt coverage and inventory turnover ratios, the borrowing availability under the Revolving Credit Facility will increase, on a graduated basis, by up to an additional $10 million. The Company has not to date achieved such ratios, and no assurance can be given that the Company will in the future achieve such ratios.

In July 1996, the Company signed a $3,000,000 promissory note payable to a financial institution, secured by equipment, fixtures and leasehold improvements at two store locations. Interest is payable at the rate of 9.58% per annum. The note is for five years, payable in monthly installments beginning September 1, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The following sets forth certain factors that management believes have affected the Company's results of operations in recent periods, and that may continue to affect the Company in the future.

NEW MARKETS. The Company's expansion strategy has focused principally on the development of the greater Chicago and Minneapolis markets (the "Midwest"). The Company has opened 10 superstores in the Midwest and believes it has achieved the critical mass necessary for advertising in these new markets. To date, sales volumes have been below expectations resulting in higher store occupancy, operating, administrative and advertising costs as a percent of sales than experienced in its California markets. Though the Company believes it has made progress in building sales volume over the past six months, it has not yet achieved per store sales volumes comparable to its California markets. The Company anticipates increasing its advertising expenditures for the remainder fiscal 1996 in order to further its effort to improve consumer recognition and sales performance. The Company anticipates continued downward pressure on earnings for the remainder of the year due to lower sales volume and increased advertising support in its Midwest markets. The rate at which the Company is able to improve sales in these markets will be a primary factor affecting the Company's ability to be profitable in fiscal 1996.



13 WEEKS ENDED AUGUST 31, 1996 COMPARED TO THE 13 WEEKS ENDED AUGUST 26, 1995
-----------------------------------------------------------------------------

Net sales for the 13 weeks ended August 31, 1996 increased $6.6 million, or 15.5%, to $49.5 million versus $42.9 million in the same period last year. Comparable store sales increased $1.4 million, or 3.4%, for the period. Sales from new stores and expanded or replacement stores increased by $5.2 million.

Management believes the increase in comparable store sales is attributable to increased customer traffic and to a lesser extent, a smaller negative impact related to competitive openings for the second quarter of 1996 versus the same period a year ago. Approximately 14% of the comparable stores were affected by new competitive openings for the second quarter of fiscal 1996 compared to approximately 30% for the same period last year.

Cost of sales, buying and occupancy for the 13 weeks ended August 31, 1996 was $35.4 million versus $29.9 million for the same period a year ago, a $5.5 million increase. This dollar increase was attributable, primarily, to new stores and expanded stores. As a percent of sales, cost of sales, buying and occupancy increased to 71.5% from 69.8% for the same period a year ago. The increase in cost of sales, buying and occupancy percentage was due to a higher level of markdown volume versus a year ago and higher occupancy costs associated with new and expanded stores, where average store sales were lower.

Selling and administrative expenses for the 13 weeks ended August 31, 1996 increased $1.6 million, as a result of new and expanded stores, to $14.1 million versus $12.5 million for the same period in fiscal 1995 and decreased as a percentage of net sales from 29.1% to 28.4%. The decrease as a percent of sales was primarily due to lower advertising costs as scheduled events were shifted into the first quarter this year versus the second quarter last year. General and administrative expense as a percent of sales was 6.2% versus 6.3% a year ago. The slight decline as a percent of sales was the result of the sales increase over the same period a year ago.

Operating loss for the 13 weeks ended August 31, 1996 was $35,000 versus operating income of $0.4 million for the same period a year ago, a $0.4 million decrease. The operating loss resulted in a margin deficit of 0.1% for the 13 weeks ended August 31, 1996 versus an operating income margin of 0.9% for the same period a year ago. Operating income margin declined due to the reasons discussed above.

Interest expense net, increased $0.2 million to $0.4 million for the 13 weeks ended August 31, 1996 versus $0.2 million for the same period in fiscal 1995. Interest expense grew as a result of increased borrowings to finance the development of new stores and store remodels.

Income tax expense for the 13 week period ended August 31, 1996 and August 26, 1995 was $0.1 million. The Company's effective tax rate increased as a result of certain non-deductible expenses for tax purposes becoming more significant in relation to the Company's pretax earnings and a result of reflecting the cumulative effect of a revision in the Company's effective tax rate in the 13 week period ended August 31, 1996. The estimated effective tax rate is subject to continuing evaluation and modification by management.



26 WEEKS ENDED AUGUST 31, 1996 COMPARED TO THE 26 WEEKS ENDED AUGUST 26, 1995
-----------------------------------------------------------------------------

Net sales for the 26 weeks ended August 31, 1996 increased $10.1 million, or 11.8%, to $96.0 million versus $85.9 million in the same period last year. Comparable store sales increased $1.6 million, or 2.0%, for the period. Sales from new stores and expanded or replacement stores increased by $8.5 million.

Management believes the increase in comparable store sales is primarily attributable to increased customer traffic and a smaller negative impact related to competitive openings for the first half of 1996 versus the same period a year ago. Comparable store sales were positively impacted due to an increase in advertising frequency versus a year ago. Approximately 12% of the comparable stores were affected by new competitive openings for the first half of 1996 compared to approximately 30% for the same period last year.

Cost of sales, buying and occupancy for the 26 weeks ended August 31, 1996 was $68.2 million versus $59.4 million for the same period a year ago, a $8.8 million increase. This dollar increase was attributable, primarily, to new stores and expanded stores. As a percent of sales, cost of sales, buying and occupancy increased to 71.0% from 69.2% for the same period a year ago. The increase in cost of sales, buying and occupancy percentage was primarily due to higher occupancy costs associated with new and expanded stores where average store sales were lower. Additionally, merchandise margins eroded somewhat due to higher distribution costs.

Selling and administrative expenses for the 26 weeks ended August 31, 1996 increased $3.5 million to $28.8 million versus $25.3 million for the same period in fiscal 1995 and increased as a percentage of net sales from 29.5% to

30.0%. The dollar increase was principally due to new and expanded stores, increased adverting expenditures to further develop the Company's Midwest markets, increased operating expenditures related to the comparable stores sales growth and additional general and administrative expense to support the growth in the number of stores. The increase as a percent of sales was primarily due to higher advertising costs to further develop the Company's presence in its new Midwest markets. General and administrative expense as a percent of sales was 6.4% versus 6.5% a year ago. The slight decline as a percent of sales was the result of the sales increase over the same period a year ago.

Operating loss for the 26 weeks ended August 31, 1996 was $1.2 million versus operating income of $1.0 million for the same period a year ago, a $2.2 million decrease. The operating loss resulted in a margin deficit of 1.2% for the 26 weeks ended August 31, 1996 versus an operating income margin of 1.2% for the same period a year ago. Operating income margin declined due to the reasons discussed above.

Interest expense net, increased $0.3 million to $0.6 million for the 26 weeks ended August 31, 1996 versus $0.3 million for the same period in fiscal 1995. Interest expense grew as a result of increased borrowings to finance the development of new stores and store remodels.

The net loss for the 26 week period ended August 31, 1996 resulted in a tax benefit of $0.5 million versus income tax expense of $0.3 million on net earnings for the same 26 week period a year ago. The Company's effective tax rate decreased as a result of certain non-deductible expenses for tax purposes becoming less significant in relation to the Company's pretax loss. The estimated effective tax rate is subject to continuing evaluation and modification by management.



LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs are primarily to support its inventory requirements and for store expansion. The Company has historically financed its operations primarily with internally generated funds and its credit facilities. At August 31, 1996 the Company's working capital was $43.0 million, while advances from its revolving credit facility were $15.0 million. At August 31, 1996 the Company had $11.3 million available for borrowings under its credit facility as determined by the Company's eligible "borrowing base."

Effective June 1, 1996, the Company and its bank amended certain terms and conditions of its $30 million Revolving Credit Facility. As part of such amendment, the Revolving Credit Facility has been extended to August 31, 1998 and the financial covenants were modified to provide for a lower initial debt coverage ratio subject to quarterly increases thereafter and a minimum inventory turnover ratio during the term of the agreement. In addition, interest is payable at the provider's prime rate or LIBOR plus a spread ranging from 1.25% to 2.00%. The applicable LIBOR interest spread is based on the debt coverage ratio achieved and determined on a quarterly basis.

In the event that the Company achieves certain specified debt coverage and inventory turnover ratios, the borrowing availability under the Revolving Credit Facility will increase, on a graduated basis, by up to an additional $10 million. The Company has not to date achieved such ratios, and no assurance can be given that the Company will in the future achieve such ratios.

In July 1996, the Company signed a $3,000,000 promissory note payable to a financial institution, secured by equipment, fixtures and leasehold improvements at two store locations. Interest is payable at the rate of 9.58% per annum. The note is for five years, payable in monthly installments beginning September 1, 1996.

Cash provided by operating activities for the 26 weeks ended August 31, 1996 and August 26, 1995 was $3.7 million and $1.1 million, respectively. During the 26 week period ended August 31, 1996, inventory increased $2.4 million and accounts payable and accrued expenses increased $4.6 million as a result of the Company's expansion program.

Net cash used in investing activities for the 26 weeks ended August 31, 1996 and August 26, 1995 was $6.7 million and $2.9 million, respectively. These funds were used for capital expenditures supporting the Company's store expansion program. In the first half of fiscal 1996, the Company opened three new superstores and expanded one superstore.

Cash provided by financing activities for the 26 weeks ended August 31, 1996 and August 26, 1995 was $3.9 million and $2.1 million, respectively. The Company had net borrowings of $5.6 million primarily to fund expansion and to meet working capital needs for the 26 weeks ended August 31, 1996.

Currently, the Company has committed to open a total of six new superstores, of which four to five are expected to open during the remainder of fiscal 1996. The Company anticipates capital expenditures of approximately $9.0 million (not including the cost of inventory, estimated to be an additional $8.5 million) in order to fulfill the Company's current commitments for new store development, as well as conversion of original format stores to superstores and continued improvement in the Company's management information systems. The Company believes it can meet its committed capital expenditure needs and working capital requirements over the next 12 months through cash flow from operations, borrowings under its Revolving Credit Facility and use of trade credit.



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

PART II.    OTHER INFORMATION
-----------------------------

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on July 2, 1996, the following individuals were elected to the Board of Directors:

                              Votes For          Votes Against
                              ---------          -------------
Wilfred C. Stroud             7,780,795             547,929
Wayne P. Selness              7,782,895             545,829
Noel E. Urben                 7,782,502             546,222
Raymond L. Klauer             7,782,502             546,222
Martin M. Jelenko             7,782,602             546,122
George L. Jones               7,782,602             546,122

The following proposal was approved at the Company's Annual Meeting:

                                   Votes For  Votes Against  Votes Abstain
                                   ---------  -------------  -------------
Ratify the appointment of KPMG
Peat Marwick LLP as the Company's
independent public accountants
for the fiscal year ending on
March 1, 1997.                     8,321,010      3,100          4,614


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits:

     The exhibits on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report.

EXHIBIT NO.          DESCRIPTION
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

EXHIBIT NO.          DESCRIPTION
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
*  10.11        First Amendment to Credit Agreement between Bank of America
                National Trust and Savings Association and Strouds, Inc.,
                dated March 5, 1996.
*  10.12        Second Amendment to Credit Agreement between Bank of America
                National Trust and Savings Association and Strouds, Inc.,
                dated June 1, 1996.
*  10.13        Security Agreement between Lyon Credit Corporation and
                Strouds, Inc., dated July, 1996.
*  11           Statement re: Computation of Per Share Earnings.
*  27           Financial Data Schedule

__________________________________

*     Filed herewith electronically


b)  Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended August 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:  October 8, 1996





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

EXHIBIT NO.          DESCRIPTION
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

EXHIBIT NO.          DESCRIPTION
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
*  10.11        First Amendment to Credit Agreement between Bank of America
                National Trust and Savings Association and Strouds, Inc.,
                dated March 5, 1996.
*  10.12        Second Amendment to Credit Agreement between Bank of America
                National Trust and Savings Association and Strouds, Inc.,
                dated June 1, 1996.
*  10.13        Security Agreement between Lyon Credit Corporation and
                Strouds, Inc., dated July, 1996.
*  11           Statement re: Computation of Per Share Earnings.
*  27           Financial Data Schedule

__________________________________

*     Filed herewith electronically