Form 10-Q
period 1996-11-30
STROUDS INC
filed 1997-01-14
CIK 927760

   As filed with the Securities and Exchange Commission on January 14, 1997
_____________________________________________________________________________


                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                        -------------------
                             FORM 10-Q
                        -------------------


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended November 30, 1996

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


                           (818) 912-2866
         (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ----    ----

Number of shares of common stock outstanding at January 9, 1997:  8,535,812

                            STROUDS, INC.



                               INDEX



                                                                    Page No.
                                                                    --------
PART I.     FINANCIAL INFORMATION

     ITEM 1.     FINANCIAL STATEMENTS:

                 Condensed Balance Sheets as of November 30, 1996
                    (Unaudited) and March 2, 1996                       3

                 Condensed Statements of Income for the Thirteen
                    and Thirty-Nine Weeks Ended November 30, 1996
                    and November 25, 1995 (Unaudited)                   4

                 Condensed Statements of Cash Flows for the
                    Thirty-Nine Weeks Ended November 30, 1996 and
                    November 25, 1995 (Unaudited)                       5

                 Notes to Condensed Financial Statements                6

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                    9


PART II.    OTHER INFORMATION

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                       14

                 SIGNATURES                                             16

PART I.     FINANCIAL INFORMATION
---------------------------------

ITEM 1.     FINANCIAL STATEMENTS


                            STROUDS, INC.
                       CONDENSED BALANCE SHEETS

                                                      November 30,  March 2,
(in thousands, except share data)                        1996         1996
---------------------------------                      --------     --------
                                                      (Unaudited)
ASSETS
Current assets:
   Cash                                                $    419     $    210
   Accounts receivable, less allowance for doubtful
      accounts of $25 and $25, respectively               3,586        1,835
   Merchandise inventory                                 73,278       60,167
   Other                                                  4,075        4,245
                                                       --------     --------
      Total current assets                               81,358       66,457
Property and equipment - at cost, net of accumulated
   depreciation and amortization                         24,667       18,206
Excess of cost over net assets acquired, net of
   accumulated amortization                               7,854        8,047
Other assets                                                841        1,297
                                                       --------     --------
      Total assets                                     $114,720     $ 94,007
                                                       ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                $    573     $    237
   Accounts payable                                      19,550       14,367
   Accrued expenses                                      10,554        8,974
                                                       --------     --------
      Total current liabilities                          30,677       23,578
Long-term debt                                           28,337       12,446
Other noncurrent liabilities                              2,794        2,514
                                                       --------     --------
      Total liabilities                                  61,808       38,538
Stockholders' equity:
   Preferred stock, $0.0001 par value; authorized
      750,000 shares; no shares issued or outstanding      --           --
   Preferred stock, Series B, $0.0001 par value;
      authorized 250,000 shares; no shares issued or
      outstanding                                          --           --
   Common stock, $0.0001 par value; authorized 25,000,000
      shares; issued and outstanding November 30, 1996,
      8,522,817 shares; and March 2, 1996, 8,512,059
      shares                                                  1            1
   Additional paid-in capital                            38,982       38,946
   Retained earnings                                     13,929       16,522
                                                       --------     --------
       Total stockholders' equity                        52,912       55,469
                                                       --------     --------
       Total liabilities and stockholders' equity      $114,720     $ 94,007
                                                       ========     ========

See accompanying notes to condensed financial statements.

                                       STROUDS, INC.
                              CONDENSED STATEMENTS OF INCOME
                             (in thousands, except share data)
                                        (Unaudited)

                                              13 WEEKS ENDED           39 WEEKS ENDED
                                          ----------------------    ----------------------
                                         November 30, November 25, November 30, November 25,
                                            1996         1995         1996         1995
                                          ---------    ---------    ---------    ---------
Net sales                                 $ 54,984     $ 48,666     $150,936     $134,528
Costs and expenses:
   Cost of sales, buying and occupancy      39,061       33,454      107,232       92,889
   Selling and administrative expenses      17,671       13,980       46,496       39,277
   Amortization of excess of cost over
      net assets acquired                       65           65          194          194
                                          ---------    ---------    ---------    ---------
                                            56,797       47,499      153,922      132,360
                                          ---------    ---------    ---------    ---------

      Operating income (loss)               (1,813)       1,167       (2,986)       2,168


Other income                                   100           74          365          151
Interest expense, net                         (511)        (127)      (1,140)        (470)
                                          ---------    ---------    ---------    ---------

      Income (loss) before income taxes     (2,224)       1,114       (3,761)       1,849

Income tax (expense) benefit                   646         (445)       1,168         (744)
                                          ---------    ---------    ---------    ---------

      Net income (loss)                   $ (1,578)    $    669     $ (2,593)   $   1,105
                                          =========    =========    =========    =========



      Net income (loss) per share         $  (0.18)    $   0.08     $  (0.30)    $   0.13
                                          =========    =========    =========    =========


Weighted average common and common
   equivalent shares outstanding             8,523        8,645        8,518        8,587
                                          =========    =========    =========    =========

See accompanying notes to condensed financial statements.

                            STROUDS, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands)
                              (Unaudited)

                                                           39 WEEKS ENDED
                                                    -------------------------
                                                     November 30, November 25,
                                                         1996         1995
                                                    ------------ ------------
Cash flows from operating activities:
   Net income (loss)                                   $ (2,593)    $  1,105
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
         Depreciation and amortization of property
            and equipment                                 3,238        2,934
         Loss on abandonment of leasehold improvements      --            50
         Amortization of excess of cost over net
            assets acquired                                 194          194
         Increase in:
            Accounts receivable                          (1,751)      (1,435)
            Merchandise inventory                       (13,111)      (8,051)
         Increase in accounts payable and accrued
            expenses                                      8,315        3,295
         Other                                              907          335
                                                       ---------    ---------
            Net cash used in operating activities        (4,801)      (1,573)
                                                       ---------    ---------

Cash flows from investing activities:
   Proceeds from sale of marketable securities              --           471
   Capital expenditures                                  (9,784)      (5,574)
   Other                                                     83          --
                                                       ---------    ---------
            Net cash used in investing activities        (9,701)      (5,103)
                                                       ---------    ---------

Cash flows from financing activities:
   Borrowings under long-term debt                       39,350       34,203
   Repayment of long-term debt                          (22,919)     (25,472)
   Principal payments under capital lease obligations      (205)        (372)
   Decrease in overdraft                                 (1,552)        (308)
   Other equity transactions                                 37          458
                                                       ---------    ---------
            Net cash provided by financing activities    14,711        8,509
                                                       ---------    ---------

            Net increase in cash                            209        1,833
Cash at beginning of period                                 210          179
                                                       ---------    ---------
Cash at end of period                                  $    419     $  2,012
                                                       =========    =========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                         $  1,066    $    414
      Income taxes                                          195         780
                                                       =========    =========

See accompanying notes to condensed financial statements.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)



(1)     INTERIM FINANCIAL STATEMENTS

The accompanying Condensed Balance Sheet as of November 30, 1996 and the related Condensed Statements of Income for the 13 and 39 weeks ended November 30, 1996 and November 25, 1995 and Condensed Statements of Cash Flows for the 39 weeks ended November 30, 1996 and November 25, 1995 are unaudited. The unaudited operating results reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Information pertaining to the year ended March 2, 1996 is derived from the audited financial statements included in the Company's 1995 Annual Report on Form 10-K. This information should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1995 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the 13 and 39 weeks ended November 30, 1996 may not be indicative of the results to be expected for the entire fiscal year.


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

Income tax (expense) benefit is based upon the estimated effective tax rate for the entire fiscal year. The Company revised its effective tax rate for the quarter ending November 30, 1996 due to changing conditions in the Company's business. The cumulative tax effect of the change was reflected in the quarter ending November 30, 1996. The effective rate is subject to ongoing review and evaluation by management.

Net Income (Loss) per Share

Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents, as determined by the treasury stock method, represent shares which would be issued assuming the exercise of common stock options and warrants reduced by the number of shares which could be purchased with the proceeds from the exercise of those options and warrants. Common stock equivalents are not included in the calculation of net income (loss) per share if their inclusion would be anti-dilutive.

Fully diluted net income per share is not presented since the amounts do not differ significantly from the primary net income per share presented.

Reclassifications

Certain reclassifications have been made to the November 25, 1995 amounts to conform to the November 30, 1996 presentation.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(3)     PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                      November 30,  March 2,
(in thousands)                                           1996         1996
--------------                                         ---------    ---------
Furniture, fixtures and equipment                      $ 37,675     $ 30,915
Equipment held under capital leases                       2,111        2,596
Leasehold improvements                                    8,579        5,687
                                                       ---------    ---------
                                                         48,365       39,198
Less accumulated depreciation and amortization          (23,698)     (20,992)
                                                       ---------    ---------
                                                       $ 24,667     $ 18,206
                                                       =========    =========

(4)     LONG-TERM DEBT

At November 30, 1996, the Company had outstanding borrowings of $25,950,000 under its $30,000,000 Revolving Credit Facility (the "Credit Facility"). Included in the Credit Facility is a $7,000,000 letter of credit sub-facility. As of November 30, 1996, the Company had outstanding letters of credit amounting to $353,000 for purchase commitments to foreign suppliers under this sub-facility.

Effective June 1, 1996, the Company and the provider of the Credit Facility (the "Bank") amended certain terms and conditions of its $30 million Credit Facility. As part of such amendment, the Credit Facility was extended to August 31, 1998 and the financial covenants were modified to provide for a lower initial debt coverage ratio subject to quarterly increases thereafter and a minimum inventory turnover ratio during the term of the agreement. In addition, interest was payable at the Bank's prime rate or LIBOR plus a spread ranging from 1.25% to 2.00%. The applicable LIBOR interest spread was based on the debt coverage ratio achieved and determined on a quarterly basis.

On November 30, 1996, the Company converted $10 million of borrowings under its Credit Facility to a fixed rate of interest (8.29%) expiring April 6, 1999. This conversion increased to $20 million the amount of fixed rate borrowings under its International Swap Dealers Association, Inc. Master Agreement with the Bank.

At November 30, 1996, the Company was in breach of its debt coverage ratio covenant. The Bank has waived the minimum debt coverage requirement as of November 30, 1996.

In July 1996, the Company signed a $3 million promissory note payable to a financial institution, secured by equipment, fixtures and leasehold improvements at two store locations. Interest is payable at the rate of 9.58% per annum. The note is for five years, payable in monthly installments beginning September 1, 1996.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(4)     LONG-TERM DEBT (Continued)

On January 13, 1997, the Company entered into a new Revolving Credit Agreement (the "New Credit Agreement") with an affiliate of the Bank secured by inventory, certain other assets and the proceeds therefrom for the purposes of replacing its existing $30 million Credit Facility, increasing its borrowing limits and obtaining terms and conditions reflective of the Company's current operating performance. The borrowing limit under the New Credit Agreement is $40 million not to exceed 60% of eligible inventory except, borrowings may be increased to 65% of eligible inventory for a period of 105 consecutive days commencing January 1 each year. Interest is payable at the bank's prime rate plus 0.375% or LIBOR plus 2.25%. Included in the New Credit Agreement is a $6 million letter of credit sub-facility. The New Credit Agreement expires on January 10, 2000. On January 13, 1997, borrowings under the New Credit Agreement will commence and concurrently, the Company's current revolving credit facility will terminate.

The provisions of the New Credit Agreement contain various restrictive covenants pertaining to the payment of cash dividends, incurrence of additional indebtedness, acquisitions, capital expenditures, investments and the disposition of assets. In addition, the New Credit Agreement requires the Company to meet minimum net earnings levels, as defined, determined on a quarterly basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The following sets forth certain factors that management believes have affected the Company's results of operations in recent periods, and that may continue to affect the Company in the future.

NEW MARKETS. The Company's expansion strategy has focused principally on the development of the greater Chicago and Minneapolis markets (the "Midwest"). The Company has opened 10 superstores in the Midwest and believes it has achieved the critical mass necessary for advertising in these new markets. To date, sales volumes have been below expectations resulting in higher store occupancy, operating, administrative and advertising costs as a percent of sales than experienced in its California markets. Though the Company believes it has made progress in building sales volume over the past nine months, it has not yet achieved per store sales volumes comparable to its California markets. The Company anticipates increasing its advertising expenditures for the remainder fiscal 1996 in order to further its effort to improve consumer recognition and sales performance. The Company anticipates continued downward pressure on earnings for the remainder of the year due to lower sales volume and increased advertising support in its Midwest markets. The rate at which the Company is able to improve sales in these markets will be a primary factor affecting the Company's earnings in fiscal 1996.



13 WEEKS ENDED NOVEMBER 30, 1996 COMPARED TO THE 13 WEEKS ENDED NOVEMBER 25,
1995
-----------------------------------------------------------------------------

Net sales for the 13 weeks ended November 30, 1996 increased $6.3 million, or 13.0%, to $55.0 million versus $48.7 million in the same period last year. Comparable store sales increased $0.1 million, or 0.3%, for the period. Sales from new stores and expanded or replacement stores increased by $6.2 million.

Management believes the increase in comparable store sales is attributable to increased customer traffic and to a lesser extent, a smaller negative impact related to competitive openings for the third quarter of 1996 versus the same period a year ago. Approximately 23% of the comparable stores were affected by new competitive openings for the third quarter of fiscal 1996 compared to approximately 30% for the same period last year.

Cost of sales, buying and occupancy for the 13 weeks ended November 30, 1996 was $39.1 million versus $33.5 million for the same period a year ago, a $5.6 million increase. This dollar increase was attributable, primarily, to new stores and expanded stores. As a percent of net sales, cost of sales, buying and occupancy increased to 71.0% from 68.7% for the same period a year ago. The reduced gross margin was due to a higher level of markdown volume versus a year ago and higher occupancy costs associated with new and expanded stores, where average store sales were lower.

Selling and administrative expenses for the 13 weeks ended November 30, 1996 increased $3.7 million, as a result of new and expanded stores, to $17.7 million versus $14.0 million for the same period in fiscal 1995 and increased as a percentage of net sales from 28.7% to 32.1%. The increase as a percent of net sales was primarily due to new stores and increased advertising costs to further develop the company's Midwest markets. General and administrative expense as a percent of net sales was 6.0% versus 5.9% a year ago.

Operating loss for the 13 weeks ended November 30, 1996 was $1.8 million versus operating income of $1.2 million for the same period a year ago, a $3.0 million decrease. The operating loss resulted in a margin deficit of 3.3% for the 13 weeks ended November 30, 1996 versus an operating income margin of 2.4% for the same period a year ago. Operating income margin declined due to the reasons discussed above.

Interest expense net, increased $0.4 million to $0.5 million for the 13 weeks ended November 30, 1996 versus $0.1 million for the same period in fiscal 1995. Interest expense grew as a result of increased borrowings to finance the development of new stores.

Income tax benefit for the 13 week period ended November 30, 1996 was $0.6 million versus income tax expense of $0.4 million for the same period a year ago, a $1.0 million increase. The Company's effective tax rate decreased as a result of certain non-deductible expenses for tax purposes becoming less significant in relation to the Company's pretax loss and a result of reflecting the cumulative effect of a revision in the Company's effective tax rate in the 13 week period ended November 30, 1996. The estimated effective tax rate is subject to continuing evaluation and modification by management.



39 WEEKS ENDED NOVEMBER 30, 1996 COMPARED TO THE 39 WEEKS ENDED NOVEMBER 25,
1995
-----------------------------------------------------------------------------

Net sales for the 39 weeks ended November 30, 1996 increased $16.4 million, or 12.2%, to $150.9 million versus $134.5 million in the same period last year. Comparable store sales increased $1.7 million, or 1.4%, for the period. Sales from new stores and expanded or replacement stores increased by $14.7 million.


Management believes the increase in comparable store sales is primarily attributable to increased customer traffic and a smaller negative impact related to competitive openings for the first three quarters of 1996 versus the same period a year ago. Comparable store sales were positively impacted due to an increase in advertising frequency versus a year ago. Approximately 16% of the comparable stores were affected by new competitive openings for the first three quarters of 1996 compared to approximately 30% for the same period last year.

Cost of sales, buying and occupancy for the 39 weeks ended November 30, 1996 was $107.2 million versus $92.9 million for the same period a year ago, a $14.3 million increase. This dollar increase was attributable, primarily, to new stores and expanded stores. As a percent of net sales, cost of sales, buying and occupancy increased to 71.0% from 69.0% for the same period a year ago. The reduced gross margin was primarily due to higher occupancy costs associated with new and expanded stores where average store sales were lower. Additionally, merchandise margins eroded somewhat due to a higher level of markdown volume versus a year ago.

Selling and administrative expenses for the 39 weeks ended November 30, 1996 increased $7.2 million to $46.5 million versus $39.3 million for the same period in fiscal 1995 and increased as a percentage of net sales from 29.2% to 30.8%. The dollar increase was principally due to new and expanded stores, increased adverting expenditures to further develop the Company's Midwest markets and increased operating expenditures related to the comparable stores sales growth. The increase as a percent of net sales was primarily due to higher advertising costs to further develop the Company's presence in its new Midwest markets and new and expanded stores. General and administrative expense as a percent of net sales was 6.2% versus 6.3% a year ago. The slight decline as a percent of net sales was the result of the sales increase over the same period a year ago.

Operating loss for the 39 weeks ended November 30, 1996 was $3.0 million versus operating income of $2.2 million for the same period a year ago, a $5.2 million decrease. The operating loss resulted in a margin deficit of 2.0% for the 39 weeks ended November 30, 1996 versus an operating income margin of 1.6% for the same period a year ago. Operating income margin declined due to the reasons discussed above.

Interest expense net, increased $0.6 million to $1.1 million for the 39 weeks ended November 30, 1996 versus $0.5 million for the same period in fiscal 1995. Interest expense grew as a result of increased borrowings to finance the development of new stores and store remodels.

The net loss for the 39 week period ended November 30, 1996 resulted in a tax benefit of $1.2 million versus income tax expense of $0.7 million on net earnings for the same 39 week period a year ago. The Company's effective tax rate decreased as a result of certain non-deductible expenses for tax purposes becoming less significant in relation to the Company's pretax loss. The estimated effective tax rate is subject to continuing evaluation and modification by management.



LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs are primarily to support its inventory requirements and for store expansion. The Company has historically financed its operations primarily with internally generated funds and its credit facilities. At November 30, 1996 the Company's working capital was $50.7 million, while advances from its Revolving Credit Facility were $26.0 million. At November 30, 1996 the Company had $2.7 million available for borrowings under its credit facility as determined by the Company's eligible "borrowing base."

On January 13, 1997, the Company entered into a new Revolving Credit Agreement (the "New Credit Agreement") with an affiliate of the Bank secured by inventory, certain other assets and the proceeds therefrom for the purposes of replacing its existing $30 million Credit Facility, increasing its borrowing limits and obtaining terms and conditions reflective of the Company's current operating performance. The borrowing limit under the New Credit Agreement is $40 million not to exceed 60% of eligible inventory except, borrowings may be increased to 65% of eligible inventory for a period of 105 consecutive days commencing January 1 each year. Interest is payable at the bank's prime rate plus 0.375% or LIBOR plus 2.25%. Included in the New Credit Agreement is a $6 million letter of credit sub-facility. The New Credit Agreement expires on January 10, 2000. On January 13, 1997, borrowings under the New Credit Agreement will commence and concurrently, the Company's current revolving credit facility will terminate.

The provisions of the New Credit Agreement contain various restrictive covenants pertaining to the payment of cash dividends, incurrence of additional indebtedness, acquisitions, capital expenditures, investments and the disposition of assets. In addition, the New Credit Agreement requires the Company to meet minimum net earnings levels, as defined, determined on a quarterly basis.

In July 1996, the Company signed a $3 million promissory note payable to a financial institution, secured by equipment, fixtures and leasehold improvements at two store locations. Interest is payable at the rate of 9.58% per annum. The note is for five years, payable in monthly installments beginning September 1, 1996.

Cash used in operating activities for the 39 weeks ended November 30, 1996 and November 25, 1995 was $4.8 million and $1.6 million, respectively. During the 39 week period ended November 30, 1996, inventory increased $13.1 million and accounts payable and accrued expenses increased $8.3 million as a result of the Company's expansion program.

Net cash used in investing activities for the 39 weeks ended November 30, 1996 and November 25, 1995 was $9.7 million and $5.1 million, respectively. These funds were used for capital expenditures supporting the Company's store expansion program. In the first three quarters of fiscal 1996, the Company opened six new superstores and expanded one superstore.

Cash provided by financing activities for the 39 weeks ended November 30, 1996 and November 25, 1995 was $14.7 million and $8.5 million, respectively. The Company had net borrowings of $16.4 million primarily to fund expansion and to meet working capital needs for the 39 weeks ended November 30, 1996.

Currently, the Company has committed to open three new superstores, including one which is expected to open during the remainder of fiscal 1996. In addition, the Company will expand one original store into a superstore. The Company anticipates capital expenditures of approximately $5.7 million (not including the cost of inventory, estimated to be an additional $6.3 million) in order to fulfill the Company's current commitments for new store development. The Company believes it can meet its committed capital expenditure needs and working capital requirements over the next 12 months through cash flow from operations, borrowings under its Revolving Credit Facility and use of trade credit.



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

EXHIBIT NO.          DESCRIPTION
-----------          -----------

   10.7         Warrant Agreement (Warrant 2), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.8         Credit Agreement between Bank of America National Trust and
                Savings Association and Strouds, Inc., dated September 22,
                1995.
                      Incorporated herein by reference to the Company's Form 10-Q for the period ended August 22, 1995, as filed with the Commission on September 26, 1995.
   10.9         International Swap Dealers Association, Inc. Master Agreement
                between Bank of America National Trust and Savings
                Association and Strouds, Inc., dated March 6, 1996.
                      Incorporated herein by reference to the Company's Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.10        Registration Rights Agreement dated as of January 2, 1996 by and between the Company and BT Capital.
                      Incorporated herein by reference to the Company's Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.11        First Amendment to Credit Agreement between Bank of America
                National Trust and Savings Association and Strouds, Inc.,
                dated March 5, 1996.
                      Incorporated herein by reference to the Company's Form 10-Q for the period ended August 31, 1996, as filed with the Commission on October 11, 1996.
   10.12        Second Amendment to Credit Agreement between Bank of America
                National Trust and Savings Association and Strouds, Inc.,
                dated June 1, 1996.
                      Incorporated herein by reference to the Company's Form 10-Q for the period ended August 31, 1996, as filed with the Commission on October 11, 1996.
   10.13        Security Agreement between Lyon Credit Corporation and
                Strouds, Inc., dated July, 1996.
                      Incorporated herein by reference to the Company's Form 10-Q for the period ended August 31, 1996, as filed with the Commission on October 11, 1996.
*  11           Statement re: Computation of Per Share Earnings.
*  27           Financial Data Schedule

__________________________________

*     Filed herewith electronically


b)  Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended November 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:  January 9, 1997





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

EXHIBIT NO.          DESCRIPTION
-----------          -----------

   10.9         International Swap Dealers Association, Inc. Master Agreement
                between Bank of America National Trust and Savings
                Association and Strouds, Inc., dated March 6, 1996.
                      Incorporated herein by reference to the Company's Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.10        Registration Rights Agreement dated as of January 2, 1996 by and between the Company and BT Capital.
                      Incorporated herein by reference to the Company's Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.11        First Amendment to Credit Agreement between Bank of America
                National Trust and Savings Association and Strouds, Inc.,
                dated March 5, 1996.
                      Incorporated herein by reference to the Company's Form 10-Q for the period ended August 31, 1996, as filed with the Commission on October 11, 1996.
   10.12        Second Amendment to Credit Agreement between Bank of America
                National Trust and Savings Association and Strouds, Inc.,
                dated June 1, 1996.
                      Incorporated herein by reference to the Company's Form 10-Q for the period ended August 31, 1996, as filed with the Commission on October 11, 1996.
   10.13        Security Agreement between Lyon Credit Corporation and
                Strouds, Inc., dated July, 1996.
                      Incorporated herein by reference to the Company's Form 10-Q for the period ended August 31, 1996, as filed with the Commission on October 11, 1996.
*  11           Statement re: Computation of Per Share Earnings.
*  27           Financial Data Schedule

__________________________________

*     Filed herewith electronically