Form 10-K
period 1997-03-01
STROUDS INC
filed 1997-05-30
CIK 927760

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 30, 1997
______________________________________________________________________________


                     SECURITY AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                        --------------------------

                                 FORM 10-K

                        --------------------------

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO
      SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended March 1, 1997
                                               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from_________________ to __________________

                       Commission File Number 0-24904

                                 STROUDS, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                          95-4107241
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                        Identification Number)

                           780 SOUTH NOGALES STREET
                          CITY OF INDUSTRY, CA 91748
                   (Address of principal executive offices)

                                 (818) 912-2866
             (Registrant s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:

                             TITLE OF EACH CLASS
                       Common stock, par value $0.0001


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
     -------       -------





                         (Page 1 of 2 Page Cover Page)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non affiliates of the Registrant, based upon the closing sales price of the Common Stock on May 20, 1997 as reported on the Nasdaq National Market, was approximately $10,446,707.

Number of shares of Common Stock outstanding at May 20, 1997:   8,535,812



                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant s 1997 Annual Meeting of Stockholders are incorporated by reference into Part III, to be filed no later than June 27, 1997.


                         (Page 2 of 2 Page Cover Page)

                                    PART I
                                    ------


ITEM 1.   BUSINESS
--------------------

Strouds, Inc. ("Strouds" or the "Company") is a leading specialty retailer of better quality bed, bath, tabletop and other home textiles products, dinnerware and other housewares, decorative accessories, window treatments and other selected home furnishings. The addition of furniture, area rugs, interior design assistance and an array of home improvement services including custom window treatments, window replacements, shutters, kitchen remodel, closet organizers and carpeting have transformed Strouds into a more complete provider of home decor.

The Company was founded in July 1979 by Bill Stroud, currently Chairman of the Board. The first store opened in Pasadena, California in November 1979 under the name of "Strouds Linen Warehouse." As of March 1, 1997, the Company operated 67 retail stores in California, Illinois, Minnesota, Nevada and Maryland.


MERCHANDISING

Strouds carries three primary product groupings: bedding, bath, and tabletop/kitchen. Bedding consists of sheets, comforters, bedding accessories, bed pillows, comforter covers, mattress pads, blankets, decorative pillows and bedspreads. Bath merchandise consists of towels, bath accessories, bath rugs, shower curtains and organization items. Tabletop/kitchen merchandise consists of tablecloths, placemats, kitchen textiles, napkin rings, dinnerware and other housewares. Strouds also carries a limited assortment of home decorating accessories in a number of its stores.

The Company's merchandising strategy is to carry a full line of quality merchandise to appeal to a broad range of customers, with an emphasis on higher quality products found in better department and specialty retail stores. Strouds merchandise assortment includes popular brand names and a wide assortment of more fashion-oriented upscale lines and designer collections, some of which are not available at certain of its department and specialty store competitors. The Company believes that the breadth and depth of its selection far exceeds what is generally available in department stores and is greater than most other specialty retail stores.

The Company's pricing strategy is to maintain everyday low prices that are substantially below department store regular prices, and consistently at or below department store "White Sale" prices and competitive with prices at its specialty retail competitors for like merchandise. As one of the leading participants in the home textiles market, the Company believes it benefits from volume purchasing advantages that support its competitive pricing policy.


CUSTOMER SERVICE

Strouds places great emphasis on the total shopping experience of its customers, and believes that customer service differentiates Strouds from its department store and specialty store competitors. Strouds employees are required to be professionally attired and are trained to be "Linen Experts" in order to assist customers in making informed merchandise selections and decorating and coordination decisions, and to recommend special values or other special services. Sales and management training programs are implemented on an ongoing basis to maintain and continually improve the level of customer service and sales support in the stores. In addition, Strouds return policy permits customers to return merchandise at any time for any reason and receive a refund or store credit. Other customer services available include special orders, monogramming, gift boxes and an array of home improvement services.


STORE FORMAT

SUPERSTORES. In 1988, the Company changed from its original format, which included stores ranging from 5,000 to 10,000 square feet, to a larger superstore format, which average approximately 17,600 square feet. The Company has continued to increase the size of its superstores which have averaged approximately 23,400 square feet for new and expanded stores opened in the past two years. Since the opening of the first superstore, all of the Company s new stores have used the superstore format (other than 5 stores opened as outlet stores and the Company s 50,000 square foot prototype store in Irvine, CA). By the end of fiscal 1997, the Company will have converted all of its original format stores to the superstore or outlet format.

The primary purpose of the Company s shift to the superstore format has been to meet the demands of an increasingly competitive environment. These stores feature improved merchandise presentations, new merchandise categories, higher quality fixtures and an overall ambiance that management believes substantially improves the Strouds shopping experience. The Company s superstores, on average, have experienced higher sales volume but lower sales per square foot than the Company s original format stores. As a result, although the Company s occupancy costs per square foot has not risen significantly, occupancy cost as a percentage of net sales have increased. This has adversely affected the Company s gross profit, which includes buying, occupancy and distribution expenses. Because of the impact of the shift in store format on average store-level performance, results in different periods may not be comparable.

Strouds currently operates 50 superstores averaging approximately 17,600 square feet. The 43 superstores that were open for the twelve months ended March 1, 1997 generated average sales of $3.6 million and average sales per square foot of $222.

OUTLET STORES. The Company currently operates 14 outlet stores. These smaller facilities (approximately 7,700 square feet) target a more bargain-oriented customer. The Company's outlet stores sell slow selling merchandise from superstores that has been marked down, as well as some basic products and special purchases. These stores utilize simpler, more promotional fixturing and visual displays.

Comparable outlet stores averaged $1.8 million of sales and produced average sales per square foot of $240 for the twelve months ended March 1, 1997 (excluding one outlet store which had sales of $5.8 million and sales per square foot of $570).

ORIGINAL FORMAT STORES. The Company operates 2 original format stores. These stores average approximately 5,400 square feet and utilize simpler fixturing and displays than the superstores. The last original format store opened in May 1988. By the end of fiscal 1997, the Company will have converted its last 2 original format stores to the superstore or outlet format.

These original format stores open for the year ended March 1, 1997 contributed on average $2.5 million in sales and average sales per square foot of $476.

HOME DECORATING CENTER. The Company is testing this new prototype. The first store opened in December 1996 in Irvine, California. The home decorating center is 50,000 square feet with custom fixturing, architecturally stimulating ceiling and walls, integrated products by room environment and/or lifestyle, an interior design help desk, a seminar center for customer decorating or product usage workshops, a clearance area and a small cafe. The home decorating center carries a larger assortment of the same products found in the Company s newer superstores as well as furniture items.

The following table shows, by store format, the number of stores in operation at the end of each of the following fiscal years and the number of stores opened, closed or converted during each year.

                                                            HOME
                                                         DECORATING   TOTAL
1994                   SUPERSTORE    OUTLET    ORIGINAL    CENTER    STORES
----                   ----------    ------    --------    ------    ------
Stores opened                  4          2        ---       ---         6
Stores closed                 (1)       ---        ---       ---        (1)
Store conversions              5        ---         (5)      ---       ---
                         -------    -------    -------   -------   -------
Ending store count            37          9          8         0        54
                         -------    -------    -------   -------   -------

1995
----
Stores opened                  6          1        ---       ---         7
Stores closed                ---        ---        ---       ---       ---
Store conversions              3        ---         (3)      ---       ---
                         -------    -------    -------   -------   -------
Ending store count            46         10          5         0        61
                         -------    -------    -------   -------   -------

1996
----
Stores opened                  6        ---        ---         1         7
Stores closed                 (1)       ---        ---       ---        (1)
Store conversions             (1)         4         (3)      ---       ---
                         -------    -------    -------   -------   -------
Ending store count            50         14          2         1        67
                         =======    =======    =======   =======   =======



Average square feet per
   store March 1, 1997    17,600      7,700      5,400    50,000    15,700
                         =======    =======    =======   =======   =======

ADVERTISING AND PROMOTION

The Company s advertising and promotion strategy is to build the Strouds brand name and enhance consumer awareness and loyalty. Strouds utilizes two primary advertising mediums: television and direct mail. Television advertising forms the backbone of the Company s marketing campaign. Television is employed throughout the year to reinforce the Strouds image and to communicate seasonal promotions. In addition, the Company believes that direct mail advertising effectively presents the assortment, quality and colors of products.


MANAGEMENT INFORMATION SYSTEMS

The Company's management information systems (MIS) are designed to provide its management and other personnel with information necessary to control and manage its business. The Company anticipates spending approximately $1.1 million in fiscal 1997 towards further development and enhancement of its management information systems. A significant portion of capital will be allocated toward the replacement of its current in-store point-of-sale ( POS ) systems. The Company believes that this new POS system will improve operational efficiencies and facilitate future growth and anticipates having the system in test by the end of fiscal 1997.


EXPANSION STRATEGY

Commencing in late 1994, the Company began its initial expansion outside its traditional core markets in California. This strategy, as in the past, was primarily centered around clustering stores in order to take advantage of operating efficiencies and to promote the Strouds brand name in each new market. Over the past two years the Company has opened 10 superstores in the greater Chicago and Minneapolis markets ( Midwest Markets ), 1 superstore in the greater Washington, D.C. market and 1 store in Reno, Nevada. Subsequent to the year just ended, the Company opened an additional store in the greater Washington, D.C. market. To date, sales volumes have been below expectations resulting in higher store operating, administrative and advertising costs as a percent of sales than is currently experienced in the Company s California markets. Management believes a critical factor associated with the lower sales is the time it takes to penetrate the market and build consumer awareness of the Strouds brand name and image in new markets.

During fiscal 1996, the Company believed it achieved the critical mass necessary for advertising in its Midwest markets and increased its expenditures for advertising in an effort to develop consumer awareness of the Strouds concept and build store sales volumes. Though the Company has made progress in building sales volumes in these markets, they remain below anticipated levels.

In addition to the expansion into new markets outside of California, the Company continues to open and/or reposition stores in its California markets. During fiscal 1996, the Company opened 2 new superstores, expanded 1 superstore and converted 1 superstore and 3 original format stores to Strouds outlet format. In addition, the Company opened a 50,000 square foot home decorating center prototype store in Irvine, California offering a broad range of home furnishings and design services. The Company has committed to open 2 additional superstores in 1997. This continued development activity in

California has from time to time negatively impacted the sales of existing Strouds stores. Management has believed that the benefits of strengthening its market presence and adjusting to demographic shifts in the California marketplace have generally outweighed the reduced sales impact experienced by an existing nearby Strouds store.

In March 1997, the Company opened 1 new superstore in the greater Washington, D.C. market, whereby the majority of the capital expenditures and preopening expenses were incurred in fiscal 1996. The Company has commitments to open 2 additional new superstores in fiscal 1997. This commitment will result in preopening expenses of approximately $100,000 per store and are expensed as incurred. The Company anticipates its required investment for each new superstore, before leasehold improvements, will be approximately $1.5 million per store in fiscal 1997, consisting of approximately $500,000 for store furniture, fixtures and equipment and approximately $1.0 million for inventory. In addition, the Company anticipates spending, in the aggregate, approximately $150,000 for leasehold improvements in connection with its new store development plans.


RESTRUCTURING AND ASSET IMPAIRMENT

In light of the factors noted above, the Company initiated a comprehensive restructuring and cost reduction plan (the Restructuring Plan ), resulting in a pretax charge of $16,250,000 or $1.91 per share in fiscal 1996. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of up to 16 underperforming stores and implementing cost reduction measures, including workforce reductions, to more closely align the Company s cost structure with future expected revenues. Management believes that the closing and disposition of up to 16 stores will take approximately 2 years to complete.

The $16.3 million cost consisted of the write-off of fixed assets, termination or lease subsidy costs, inventory liquidation expenses and employee severance and other related costs. The net sales and store level operating losses in 1996 of the stores to be closed were approximately $42.9 million and $2.5 million, respectively. Management plans to continue to operate these stores, where appropriate, in the current format or if circumstances warrant, convert to the outlet format in order to improve cash flow and minimize the ultimate cost of disposition. Accordingly, future earnings may be negatively impacted until the Restructuring Plan is completed. Cash outflows related to the Restructuring Plan will approximate $3.5 million for fiscal 1997. The cash flow is related to disposal costs for the closure of 3 stores, including lease termination and subsidy costs and severance and related expenses for workforce reductions.

The Company recorded a pretax charge of $1,800,000 for the impairment of certain operating assets. The principal factors leading up to the charge were current and future operating losses on individual operating assets, whereby the carrying value of certain operating assets exceeded the current estimate of future cash flows from the related asset.


COMPETITION

The specialty retail business is fragmented and highly competitive. The Company competes with many different types of retail stores that sell many or most of the products sold by the Company. Such competitors include (i) department stores, (ii) specialty stores (such as specialty linen retailers) and other companies operating superstores selling similar product lines as the Company, (iii) national chain and mass merchandise stores and (iv) catalog retailers. Many of the Company s competitors have substantially greater financial and other resources than the Company, including, in some cases, better name recognition.

The Company believes that the ability to compete successfully in its markets is determined by several factors, including pricing; breadth and quality of product selection; in-stock availability of merchandise; effective merchandise presentation; customer service; and store locations. The Company believes that it is well positioned to compete on the basis of these factors. Nevertheless, there can be no assurance that any or all of the factors that enable the Company to compete favorably will not be adopted by companies having greater financial and other resources than the Company. The home textiles industry is becoming increasingly competitive as several specialty retailers are expanding into new markets, including opening stores in California. In addition, as the Company expands into multiple new markets, it will face new competitors.


SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company s business is subject to seasonal and quarterly fluctuations. Historically, the Company has realized a higher portion of its net sales and an even greater proportion of its profits in the months of November, December and January. Additionally, the timing of promotional events may affect the Company s results in different quarters from year to year. The Company may encounter different seasonality factors as it enters new markets outside of California. The timing of new store openings and related preopening expenses, and the amount of net sales contributed by new and existing stores, may also cause the Company s quarterly results of operations to fluctuate.


EMPLOYEES

As of March 1, 1997, Strouds employed approximately 1,784 people, of which 1,489 were hourly employees and 295 were salaried. Of these employees, 1,615 were store employees, 42 were distribution center employees and 127 were corporate level employees. None of the Company s employees is covered by a collective bargaining agreement. Management believes that the Company enjoys good employee relations.


TRADEMARKS

The Company has registered in the United States Patent and Trademark Office its service marks "Strouds", "Strouds, The Linen Experts" and "Strouds Linen Outlet" for retail services.



CAUTIONARY STATEMENT FOR PURPOSE OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein that are not related to historical results are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events which may not prove to be accurate. These forward-looking statements involve risks and uncertainties including, but not limited to, those referred to below.

CREDIT AVAILABILITY

The Company utilizes its $40 million credit facility for the purpose of supplementing its cash needs for capital expenditures, inventory and other working capital. The dollar availability of the credit facility is limited to the borrowing base (i.e., eligible inventory) as defined in the credit agreement. Accordingly, availability may be less than the maximum available under the facility. The availability of this credit facility is subject to the Company complying with all the terms and conditions of the agreement. Additionally, any breach of the terms and conditions on the part of the Company may have a significant impact on the credit availability, the cost of the credit facility or both. The occurrence of any of the factors noted above could substantially impair the Company's ability to operate its business and/or improve operating results.

RESTRUCTURING AND ASSET IMPAIRMENT

The Company initiated a comprehensive restructuring and cost reduction plan (the "Restructuring Plan") for the closure or disposition of up to 16 underperforming stores and implementing cost reduction measures. The Restructuring Plan is designed to improve the operating performance of the Company. The Company can make no assurances that the Restructuring Plan will improve the operating performance of the Company or that additional charges will not be incurred in the future related to additional store closures or dispositions. Additionally, the Company periodically evaluates the current and future cashflows of individual operating assets to determine whether the carrying value of such assets exceed the current estimate of future cashflows from the related assets. Such evaluation resulted in a $1,800,000 pretax charge in fiscal 1996 for the impairment of certain operating assets. The Company will continually evaluate the performance of its operating assets for the factors noted above and can make no assurances that the Company will not incur additional impairment charges in the future.

GROWTH STRATEGY. The Company initiated an aggressive growth strategy in fiscal 1994 with the emphasis of new store openings in markets other than its California markets where the majority of the Company s stores are located. This growth plan requires substantial investment in property, plant and equipment, personnel, advertising, preopening costs and corporate infrastructure necessary to support significant growth. The Company growth strategy into new markets carries with it a number of risks, including a higher level of operating expenses, the ability to establish name recognition, attract and train store management and sales staff and successfully identify and address competitive and merchandising challenges that are different from those currently encountered in the Company s California markets. There can be no assurance that the Company's expansion will be profitable.

The Company s expansion strategy outside of California has primarily been the development of the greater Chicago and Minneapolis markets (the Midwest ). The Company has opened 10 superstores in the Midwest, 1 superstore in the greater Washington, D.C. market and 1 superstore in Reno, Nevada over the past two years. To date, sales volumes have been below expectations resulting in higher store operating, administrative and advertising costs as a percent of sales than is currently experienced in the Company s California markets.

Management expects that new stores in new markets the Company enters will experience a slower rate of maturity than a new store opened in its existing California markets. Management believes the slower maturity for stores in new markets is a function of the time it takes to obtain a critical mass for advertising, develop local and regional infrastructures and build customer awareness of the Strouds brand name and image.

In fiscal 1997, the Company opened 1 new superstore in the greater Washington, D.C. market and has commitments to open 2 additional new superstores. Strouds establishes construction budgets for store development. These budgets assist in achieving a level of capital investment suitable for a particular store s location and to meet the planned return on investment goal. The Company relies heavily on local contractors, who may be inadequately capitalized or understaffed. The inability or failure of one or more local contractors to perform may result in construction delays and increased costs.

SUPERSTORE FORMAT. The Company has substantially completed the conversion of its original format stores to the superstore format. Additionally, the Company has and continues to expand certain superstores and open new superstores. Management believes that the superstore format enables it to maintain a competitive presence in the markets it operates in. However, this store format requires a substantially higher investment for store fixtures, leasehold improvements and inventory. Because of the larger size of the superstore, the Company incurs higher operating costs for rent. As a result, although the Company s occupancy costs per square foot has not risen significantly, occupancy costs as a percentage of sales has increased. This has adversely affected the Company s gross margin, which includes buying, occupancy and distribution expense. Other operating expenses of the superstore format are greater than those of the Company s outlet and original format stores such as payroll, utilities and maintenance expenses. As a result of the increased operating costs and expenses, the Company must achieve higher sales volumes for superstores to become profitable and meet Company performance requirements. Failure to achieve such increased sales volumes could result in lower operating margins or, if the sales shortfall is severe, store operating losses.

COMPETITION. The market for home textiles is fragmented and highly competitive. The Company competes with many different types of retailers that sell many or most of the items sold by the Company. The home textiles industry is extremely competitive as several specialty retailers are in the process of expanding into new markets, including the Company s core markets in California and its new markets. In addition, the Company faces extreme competition in the new markets it has entered. If any of the Company s major competitors seek to gain or retain market share by reducing prices, the Company may be required to reduce its prices in order to remain competitive, which may have the effect of reducing its profitability. Existing competition in the new markets the Company has or will enter may inhibit the ability of its new stores to mature at a rate experienced in the past in its California markets.

SEASONALITY AND QUARTERLY FLUCTUATIONS. The Company s business is subject to seasonal and quarterly fluctuations. Historically, the Company has realized a higher proportion of its net sales and an even greater proportion of its profits in the months of November, December and January. Additionally, the timing of promotional events may affect the Company s results in different quarters from year to year. The Company may encounter different seasonality factors as it enters new markets outside of California. The timing of new store openings and related preopening expenses, and the amount of net sales contributed by new and existing stores, may also cause the Company s quarterly results of operations to fluctuate.

SUPPORT SYSTEMS. To manage the Company s existing store operations and its expansion strategy the Company relies heavily on its support systems and continually evaluates the adequacy of such systems including store management, financial controls, distribution and management information systems. There can be no assurance that the Company will anticipate all of the changing demands which operations will impose on the Company s support systems.
Failure to alter its internal systems or procedures as required could adversely affect the Company.

MANAGEMENT INFORMATION SYSTEMS. The Company is planning to replace its current in-store systems, comprised principally of its point-of-sale hardware and software, with an integrated front-end point-of-sale, back office and client server applications necessary to operate the Strouds store of the future. The Company s operations could be disrupted, however, if the transition to the new system is not effected smoothly or if the system does not perform as expected.

RELIANCE ON KEY PERSONNEL. The Company is dependent on the services of its senior management team, including Wilfred C. (Bill) Stroud, Chairman of the Company. The Company does not have employment agreements with any of its key employees. The loss of services of Mr. Stroud or other key officers or employees could have a material adverse effect on the Company s operations. In addition, there can be no assurance that the Company will be able to attract and retain additional key personnel with the skills and expertise to manage its planned growth.

BUSINESS DISRUPTION. The Company s corporate headquarters, principal distribution facility and the majority of its stores are located in California, a state known for seismic activity. Operating results could be materially affected by a significant earthquake if such an event should occur in a geographic area where there is a concentration of stores. In addition, there can be no assurance that operating results would not be permanently affected due to such an event.



ITEM 2.     PROPERTIES
----------------------

The Company leases all of its retail stores. The leases expire at various dates principally between 1997 and 2011, the average new lease is 10 years, and generally has multiple five-year renewal options. Each store lease is negotiated individually. Lease terms usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. A proportionate share of certain operating costs such as common area maintenance, utilities, insurance, and taxes are typically paid by tenants.

The table below sets forth certain information concerning the Company's stores at the end of fiscal 1996:

                                                         Home
                                                        Design
   State         Superstore     Outlet     Original     Center     Total
   -----         ----------     ------     --------     ------     -----
   California        37           14           2           1         54
   Illinois           7           --          --          --          7
   Minnesota          3           --          --          --          3
   Nevada             2           --          --          --          2
   Maryland           1           --          --          --          1
                    ---          ---         ---         ---        ---
       Total         50           14           2           1         67
                    ===          ===         ===         ===        ===

The Company leases its corporate offices (approximately 40,000 square feet) in City of Industry, California and its distribution center (approximately 100,000 square feet) in Walnut, California.



ITEM 3.  LEGAL PROCEEDINGS
--------------------------

Not applicable



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

                                    PART II
                                    -------


ITEM 5.  MARKET FOR REGISTRANT S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Stroud s Common Stock is listed on the Nasdaq National Market under the symbol
 STRO.   On May 16, 1997, there were approximately 1,800 stockholders, including beneficial stockholders whose stock is held in nominee or street name by brokers. The table below sets forth the high and low sales prices for Strouds Common Stock as reported by the Nasdaq National Market during the fiscal periods specified:

Fiscal Year 1995                High          Low
----------------               ------       -------
First Quarter                  8 5/8          6 3/4
Second Quarter                 7 3/4          5 3/4
Third Quarter                  6 3/8          3 15/16
Fourth Quarter                 5 1/4          4

Fiscal Year 1996                High          Low
----------------               ------       -------
First Quarter                  5 3/4          3 3/4
Second Quarter                 5 1/4          3 3/4
Third Quarter                  5 1/8          3 5/8
Fourth Quarter                 4              2 7/8

The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company s revolving promissory note facility effectively prohibits the payment of cash dividends by the Company.

On November 17, 1995, the Board of Directors declared a dividend of one preferred stock purchase right (the Rights ) for each share of common stock outstanding at the close of business on November 30, 1995. Each Right will entitle the registered holder thereof, after the Rights become exercisable and until November 17, 2005 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $0.0001 per share, at a price of $30.00 per one one-hundredth of a Preferred Share, subject to certain anti-dilution adjustments. The Rights also, under certain conditions, entitle the holders to purchase $60.00 worth of Common Stock for $30.00. The Rights expire on November 17, 2005, unless the Company decides to redeem them earlier at $0.01 per Right or upon the occurrence of certain events.

The Rights will not be exercisable or transferable apart from the Common Shares until the earlier to occur on (i) the 10th day after a public announcement that a Person (broadly defined as any individual, corporation or other entity) or group of affiliated or associated Persons has become an Acquiring Person (Person or group of affiliated or associated Persons who has acquired, or obtained the right to acquired, beneficial ownership of 15% or more of the Common Stock), or (ii) the 10th day after a Person or group commences, or announces an intention to commence, a tender or exchange offer, the consummation of which would result in the beneficial ownership by a Person or group of 15% or more of the Common Stock; provided, however, that BT Capital Partners, Inc. (f.k.a. BT Capital Corporation) ( BT Capital ) will not be an Acquiring Person unless and until BT Capital acquires beneficial ownership of any Common Stock on or after December 17, 1995.



ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
                                      STROUDS, INC.
                          SELECTED FINANCIAL AND OPERATING DATA

(IN THOUSAND EXCEPT PER SHARE
 AND OPERATING DATA)                    1996     1995(1)    1994      1993      1992
------------------------------        --------  --------  --------  --------  --------
INCOME STATEMENT DATA:
   Net sales                          $209,778  $190,316  $174,585  $158,081  $149,297
   Operating income (loss)             (23,118)    4,704     7,647     6,663     3,900
   Net income (loss)                   (21,968)    2,570     3,019     2,018     1,852

   Net income (loss) per share           (2.58)     0.30      0.47      0.35      0.35
   Weighted average common and common
      equivalent shares outstanding(2)   8,521     8,622     6,357     5,603     5,047

OPERATING DATA:
   Stores at end of period:
      Superstores                           50        46        37        29        26
      Home design center                     1       ---       ---       ---       ---
      Outlet stores                         14        10         9         7         7
      Original format stores                 2         5         8        13        16
                                      --------  --------  --------  --------  --------
                                            67        61        54        49        49
                                      ========  ========  ========  ========  ========

Total square footage at end of       1,050,080   850,858   664,319   539,924   516,426
   period
Comparable store net sales
   increase (decrease)(3)                  0.1%     (3.4)%     5.4%      2.7%     (0.5)%

BALANCE SHEET DATA (AT END OF PERIOD):
      Working capital                 $ 44,663  $ 42,879  $ 31,264  $ 26,172  $ 18,301
      Total assets                     112,104    94,007    83,185    68,141    59,929
      Long-term debt, including
         current maturities             32,693    12,683     1,367    29,729    29,804
      Redeemable preferred stock           ---       ---       ---     1,000     1,000
      Stockholder s equity              33,573    55,469    52,272    13,086    11,180

(1)   53 weeks

(2) Includes as common equivalent shares the shares of Common Stock issuable upon exercise of the warrants and outstanding employee stock options, unless anti-dilutive. Shares of Common Stock subject to options and warrants issued within one year of the initial public offering date are reflected as outstanding for all periods presented, pursuant to the treasury-stock method.

(3) A new store or a converted or expanded store becomes comparable after it has been open under the same format for 13 months. Comparable store net sales are calculated by comparing new sales for comparable stores on a fiscal month basis in the respective periods.

ITEM 7. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
------------------------------------------------------------------------

                               STROUDS, INC.

                    MANAGEMENT S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The following sets forth certain factors that have affected the Company s results of operations, and management believes will continue to affect the Company in the future.


Expansion Strategy

Commencing in late 1994, the Company began its initial expansion outside its traditional core markets in California. This strategy, as in the past, was primarily centered around clustering stores in order to take advantage of operating efficiencies and to promote the Strouds brand name in each new market. Over the past two years the Company has opened 10 superstores in the greater Chicago and Minneapolis markets ( Midwest Markets ), 1 superstore in the greater Washington, D.C. market and 1 store in Reno, Nevada. Subsequent to the year just ended, the Company opened an additional store in the greater Washington, D.C. market. To date, sales volumes have been below expectations resulting in higher store operating, administrative and advertising costs as a percent of sales than is currently experienced in the Company s California markets. Management believes a critical factor associated with the lower sales is the time it takes to penetrate the market and build consumer awareness of the Strouds brand name and image in new markets.

During fiscal 1996, the Company believed it achieved the critical mass necessary for advertising in its Midwest markets and increased its expenditures for advertising in an effort to develop consumer awareness of the Strouds concept and build store sales volumes. Though the Company has made progress in building sales volumes in these markets, they remain below anticipated levels.

In addition to the expansion into new markets outside of California, the Company continues to open and/or reposition stores in its California markets. During fiscal 1996, the Company opened 2 new superstores, expanded 1 superstore and converted 1 superstore and 3 original format stores to Strouds outlet format. In addition, the Company opened a 50,000 square foot prototype store in Irvine, California offering a broad range of home furnishings and design services. The Company has committed to open 2 additional superstores in 1997. This continued development activity in California has from time to time negatively impacted the sales of existing Strouds stores. Management has believed that the benefits of strengthening its market presence and adjusting to demographic shifts in the California marketplace have generally outweighed the reduced sales impact experienced by an existing nearby Strouds store.


In March 1997, the Company opened 1 new superstore in the greater Washington, D.C. market, which accounted for the majority of the capital expenditures and preopening expenses were incurred in fiscal 1996. The Company s commitment to open 2 additional new superstores in fiscal 1997 will result in preopening expenses of approximately $100,000 per store and are expensed as incurred. The Company anticipates its required investment for each new superstore, before leasehold improvements, will be approximately $1.5 million per store in fiscal 1997, consisting of approximately $500,000 for store furniture, fixtures and equipment and approximately $1.0 million for inventory. In addition, the Company anticipates spending, in the aggregate, approximately $150,000 for leasehold improvements in connection with its new store development plans.

Change in Store Format

In 1988, the Company changed from its original format, which included stores ranging from 5,000 to 10,000 square feet, to a larger superstore format, which average approximately 17,600 square feet. The Company has continued to increase the size of its superstores which have averaged approximately 23,400 square feet for new and expanded stores opened in the past two years. Since the opening of the first superstore, all of the Company s new stores have used the superstore format (other than 5 stores opened as outlet stores and the Company s prototype store in Irvine, CA). By the end of fiscal 1997, the Company will have converted all of its original format stores to the superstore or outlet format.

The primary purpose of the Company s shift to the superstore format has been to meet the demands of an increasingly competitive environment. These stores feature improved merchandise presentations, new merchandise categories, higher quality fixtures and an overall ambiance that management believes substantially improves the Strouds shopping experience. The Company s superstores, on average, have experienced higher sales volume but lower sales per square foot than the Company s original format stores. As a result, although the Company s occupancy costs per square foot have not risen significantly, occupancy cost as a percentage of net sales have increased. This has adversely affected the Company s gross profit, which includes buying, occupancy and distribution expenses. Because of the impact of the shift in store format on average store-level performance, results in different periods may not be comparable.

Restructuring and Asset Impairment

In light of the factors noted above, the Company initiated a comprehensive restructuring and cost reduction plan (the Restructuring Plan ), resulting in a pretax charge of $16,250,000 or $1.91 per share. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of up to 16 underperforming stores and implementing cost reduction measures, including workforce reductions, to more closely align the Company s cost structure with future expected revenues. Management believes that the closing and disposition of up to 16 stores will approximate 2 years to complete.

The Company recorded a pretax charge of $1,800,000 or $0.21 per share for the impairment of certain operating assets. The principal factors leading up to the charge were current and future operating losses on individual operating assets, whereby the carrying value of certain operating assets exceeded the current estimate of future cash flows from the related asset. The Company will continually evaluate the performance of its operating assets for the factors noted above and, if conditions warrant, write-down the value of such assets commensurate with the current and estimated future operating performance.

RESULTS OF OPERATIONS

The following table sets forth selected income statement data expressed as a percentage of net sales for the period indicated:

                                      March 1,     March 2,   February 25,
Fiscal year ended                       1997         1996         1995
--------------------------------------------------------------------------
Net sales                              100.0%       100.0%       100.0%
Cost of sales, buying and occupancy     71.8         68.9         68.0
                                       ------       ------       ------
Gross profit                            28.2         31.1         32.0
Selling and administrative expenses     30.5         28.5         27.5
Restructuring costs                      8.6          ---          ---
Amortization of intangibles              0.1          0.1          0.1
                                       ------       ------       ------
Operating income (loss)                (11.0)         2.5          4.4
Other income                             0.2          0.2          0.1
Interest expense, net                   (0.9)        (0.4)        (1.3)
                                       ------       ------       ------
Income (loss) before income taxes      (11.7)         2.3          3.2
Income taxes                             1.2         (0.9)        (1.5)
                                       ------       ------       ------
Net income (loss)                      (10.5%)        1.4%         1.7%
                                       ======       ======       ======

Fiscal 1996 Compared To Fiscal 1995

Fiscal 1996 was a 52-week year and fiscal 1995 was a 53-week year. For purposes of determining comparable store sales, fiscal 1995 was adjusted to reflect a comparable 52-week year. Due to ongoing changes in the Company s store format and other factors, results in different periods may not be comparable.

Net sales for fiscal 1996 increased $19.5 million, or 10.2%, to $209.8 million versus $190.3 million in fiscal 1996. Comparable store sales increased $0.3 million, or 0.1%, for the period. Approximately 18% of the comparable stores were affected by new competitive openings for fiscal 1996 compared to approximately 25% for the same period last year. Sales from new stores and expanded or replacement stores increased by $19.2 million.

Cost of sales, buying and occupancy for fiscal 1996 were $150.6 million versus $131.2 million for the same period a year ago, a $19.4 million increase. This dollar increase was attributable, primarily, to new and expanded stores. As a percent of net sales, cost of sales, buying and occupancy increased to 71.8% from 68.9% for the same period a year ago. Additionally, higher occupancy costs associated with new and expanded stores, where average store sales were lower, reduced gross margin. The reduced gross margin was due to a higher level of markdown volume versus a year ago.

Selling and administrative expenses for fiscal 1996 increased $9.8 million to $64.0 million versus $54.2 million for fiscal 1995 and increased as a percentage of net sales from 28.5% to 30.5%. The increase as a percent of net sales was primarily due to initial operating expenses associated with new stores and increased advertising costs to further develop the company s Midwest markets. General and administrative expense was 6.1% of net sales for fiscal 1996 and comparable to the prior year.

During the fourth quarter of fiscal 1996, the Company incurred restructuring and asset impairment charges of $18.1 million. This included a pretax charge of $16.3 million or $1.91 per share for a comprehensive restructuring plan (the Restructuring Plan ). The Restructuring Plan is designed to improve the operating performance of the Company through closure or disposition of up to 16 underperforming stores and implementing cost reduction measures, including workforce reductions, to more closely align the Company s cost structure with future expected revenues. The $16.3 million cost consisted of the write-off of fixed assets, termination or lease subsidy costs, inventory liquidation expenses and employee severance and other related costs. The net sales and store level operating losses in 1996 of the stores to be closed were approximately $42.9 million and $2.5 million, respectively. Management plans to continue to operate these stores, where appropriate, in the current format or if circumstances warrant, convert to the outlet format in order to improve cash flow and minimize the ultimate cost of disposition. Accordingly, future earnings may be negatively impacted until the Restructuring Plan is completed. Cash outflows related to the Restructuring Plan will approximate $3.5 million for fiscal 1997. The cash outflow is related to disposal costs for the closure of 3 stores, including lease termination and subsidy costs and severance and related expenses for workforce reductions. In addition, the Company recorded a pretax charge of $1.8 million or $0.21 per share for the impairment of certain operating assets. The principal factors leading up to the charge were current and future operating losses on individual operating assets, whereby the carrying value of certain operating assets exceeded the current estimate of future cash flows from the related asset.

As a result of the factors noted above, the Company had an operating loss for fiscal 1996 of $23.1 million versus operating income of $4.7 million for the same period a year ago, a $27.8 million decrease. Excluding charges related to the Restructuring Plan, the operating loss for fiscal 1996 would have been $6.9 million.

Interest expense, net, increased $1.1 million to $1.8 million for fiscal 1996 versus $0.7 million for the same period in fiscal 1995. Interest expense grew as a result of increased borrowings to finance the development of new stores and the expansion of existing stores.

The Company recognized a tax benefit for fiscal 1996 of $2.5 million versus income tax expense of $1.7 million for the same period a year ago. The income tax benefit in fiscal 1996 is due to the carryback of current year tax losses to prior years resulting in a refund of prior years income taxes.


Fiscal 1995 Compared To Fiscal 1994

Fiscal 1995 was a 53-week year and fiscal 1994 was a 52-week year. For purposes of determining comparable store sales, fiscal 1995 was adjusted to reflect a comparable 52-week year. Due to new store openings, ongoing changes in the Company s store format and other factors, results in different periods may not be comparable.

Net sales in fiscal 1995 increased $15.7 million, or 9.0%, to $190.3 million versus $174.6 million in fiscal 1994. Comparable store sales decreased $5.2 million, or 3.4%, for the period. Sales from noncomparable stores (i.e., new stores and expanded or replacement stores) increased by $22.4 million. Net sales were reduced by $1.5 million due to one store closure last year.

The decrease in comparable stores sales consisted of a decrease of 6.0% through the first three quarters of fiscal 1995 which represented a continuation of the declining sales trend which began during the fourth quarter of fiscal 1994. Management believes the decrease in comparable store sales is volume related and primarily attributable to several factors including a general economic slowdown as a result of rising interest rates. Rising interest rates in the last half of 1994 had the effect of reducing turnover of both new and existing housing and reducing disposable income as adjustable mortgages were revised upward. Management believes that spending on home furnishings is correlated with housing turnover. In addition, economic conditions in California, where the majority of the Company s comparable stores are located, were further impacted by higher levels of unemployment related to continuing reductions in defense and construction spending, as well as the Orange County bankruptcy and Los Angeles County s financial difficulties. These events prompted Southern California residents to be concerned about unemployment and increased taxes which had a dampening effect on consumer spending. Significant new competitive openings also contributed to lower sales levels. Approximately 25% of the comparable stores were affected by new competitive openings which did not exist during fiscal 1994. Similarly, the sales gains achieved in fiscal 1994 were aided by strong replacement business in the aftermath of the Northridge, California earthquake and reduced competition from competitors whose stores were damaged.

Comparable net sales for the fourth quarter of fiscal 1995 increased 3.4%. An improving California economy and a smaller negative sales impact related to competitive openings for the fourth quarter of fiscal 1995 versus the same period a year ago contributed to the fourth quarter comparable sales growth. Approximately 12% of the comparable stores were affected by new competitive openings in the fourth quarter of 1995 compared to approximately 28% for the same period last year.

Cost of sales, buying and occupancy for fiscal 1995 were $131.2 million versus $118.7 million for the same period a year ago, a $12.5 million increase. As a percent of sales, cost of sales, buying and occupancy increased to 68.9% from 68.0% for the same period a year ago. The increase in cost of sales, buying and occupancy was due to lower comparable store sales and below average sales volumes for new store openings in the Company s Midwest markets. Lower sales volume had the effect of increasing occupancy costs as a percentage of sales one percentage point.

Selling and administrative expenses for fiscal 1995 increased $6.2 million to $54.2 million versus $48.0 million for fiscal 1994 and increased as a percentage of net sales from 27.5% to 28.5%. The increase as a percent of sales was primarily due to labor and other store operating expense inefficiencies due to lower sales volume at comparable stores and lower than average sales volumes for new stores opened in the Midwest. General and administrative expense as a percent of sales was 6.1% versus 6.7% a year ago. Reduced spending levels for administrative support partially mitigated the overall increase in selling and administrative expenses.

Operating income for fiscal 1995 was $4.7 million versus $7.6 million for the same period a year ago, a $2.9 million decrease. Operating income margin was 2.5% for fiscal 1995 and 4.4% for fiscal 1994. Operating income margin declined due to the reasons discussed above.

Interest expense, net, decreased $1.6 million to $0.7 million for fiscal 1995 versus $2.3 million for fiscal 1994. The Company repaid substantially all of its outstanding indebtedness, $30.4 million, upon completion of its initial public offering in October 1994. The Company expects interest expense to increase in fiscal 1996 as it increases its borrowings to finance its expansion programs.

Income tax expense was $1.7 million for fiscal 1995, a decrease of $0.7 million from fiscal 1994. The Company s lower pretax income and effective tax rate, the result of increased tax deductions related to the exercise of non-qualified stock options, contributed to the decrease in income tax expense. The estimated effective rate is subject to continuing evaluation and modification by management.


LIQUIDITY AND CAPITAL RESOURCES

The Company s cash needs are primarily to support its inventory requirements, store expansion and refurbishment and systems development. The Company has historically financed its operations primarily with internally generated funds and its credit facilities. At March 1, 1997, the Company s working capital was $44.7 million, while advances from its revolving promissory note (the
 Credit Facility ) were $29.9 million. The Company had $7.6 million and $2.1 million available for borrowings under its credit facility as determined by the Company s eligible borrowing base" at March 1, 1997 and May 3, 1997,respectively.

Cash provided by (used in) operating activities for fiscal 1996 was ($4.7) million. During fiscal 1996, inventory increased $9.8 million as a result of the Company s store growth, new merchandise categories and to improve out-of-stock rates on higher sales volume goods.

Net cash used in investing activities for fiscal 1996 was $13.3 million.
These funds were used principally for capital expenditures supporting the Company s store expansion programs and systems development. In fiscal 1996, the Company opened a prototype home design center, 6 new superstores, expanded 1 superstore, converted 1 superstore and 3 original format stores into outlet stores, and closed 1 superstore. In March 1997, the Company opened 1 new superstore in the Washington, D.C. market, which accounted for the majority of the capital expenditures and preopening expenses were incurred in fiscal 1996.

The Company s capital expenditures for fiscal 1997 are currently expected to be approximately $3.5 million and will relate primarily to the Company s commitment to develop 2 additional new superstores, convert 3 superstores and 1 original format store to outlet stores and continue to improve the Company s management information systems. The commitment to open 2 additional new superstores in fiscal 1997 will approximate $1.0 million for furniture, fixtures and equipment, and $150,000 for related leasehold improvements. The Company plans to convert 3 superstores and 1 original format store into outlet stores in fiscal 1997, which will require estimated capital improvements of $35,000 per store. Existing store expansion and improvements will cost approximately $1.0 million. In addition to capital improvements, the Company estimates that the gross inventory requirements of a new superstore will be approximately $1.0 million per store. The Company also plans to spend $1.0 million in fiscal 1997 for replacement, enhancements and upgrades of its management information systems.

The actual per store costs the Company will incur in opening new stores will vary based upon, among other things, geographic location, the size of the store and the extent of the build-out required at the selected site. The Company s strategy is to lease new store sites, thus preserving its capital for store and inventory growth.

Preopening costs, such as travel, hiring and training of new employees and supplies, are expensed as incurred and, prior to fiscal 1994, have not been material. The Company estimates preopening costs will average approximately $100,000 per new store, with only nominal preopening costs incurred for converted or expanded stores.

Cash provided by financing activities for fiscal 1996 was $18.5 million. The Company had net borrowings of $20.2 million primarily associated with the factors noted above and to meet other working capital needs in fiscal 1996.

The Company s $40 million revolving promissory note contains various restrictions on the payment of cash dividends, incurrence of additional indebtedness, acquisitions, capital expenditures, investments and disposition of assets. The covenants also require the Company to meet certain net income levels, as defined, determined at the end of each fiscal quarter on a fiscal year-to-date basis. As of March 1, 1997, the Company was in breach of its net income covenant. The provider of the Credit Facility has waived that requirement as of March 1, 1997.

On May 29, 1997, the Company and the provider of its Credit Facility agreed to amend certain terms and conditions of the Credit Facility. Under the amended terms and conditions, the Company's covenants will be reset to be reflective of the Company's anticipated earnings, capital expenditures and cash flow over the remaining term of the Credit Facility. Borrowings may not exceed 65% of eligible inventory through August 31, 1998 and 60% thereafter except, borrowings may be increased to 65% for 120 consecutive days commencing April 1, 1999. Interest will be payable at the provider's prime rate plus 1.125% or LIBOR plus 3.25%. Commencing with the fiscal year beginning March 1, 1998, the Company can lower its interest rate spread up to a maximum of 1.00% provided it achieves certain specified earnings targets measured on a quarterly year-to-date basis. In addition, the Company has also agreed to provide all of its unencumbered fixed assets as additional security to the Credit Facility.

In conjunction with the Company s Restructuring Plan, the Company plans to close 3 stores in fiscal 1997. These stores had combined net sales and store level operating losses of $6.3 million and $1.3 million, respectively. Cash outflows related to the Restructuring Plan will approximate $3.5 million for fiscal 1997. The cash outflow is related to disposal costs for the closure of 3 stores, including lease termination and subsidy costs and severance and related expenses for workforce reductions.

Management believes that funds generated from operations, its Credit Facility and use of trade credit will be sufficient to satisfy the Company s working capital requirements and commitments for capital expenditures through fiscal 1997. The Company anticipates that it will spend approximately $5 million in fiscal 1997 to finance new store openings, store conversions and expansions, information systems development, inventory and preopening costs.

INFLATION

The Company does not believe that inflation has had or will have a material adverse effect on net sales or results of operations. The Company has generally been able to pass on increased costs through increases in selling prices.

SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company s business is subject to seasonal and quarterly fluctuations. Historically, the Company has realized a higher portion of its net sales and an even greater proportion of its profits in the months of November, December and January. Additionally, the timing of promotional events may affect the Company s results in different quarters from year to year. The Company may encounter different seasonality factors as it enters new markets outside of California. The timing of new store openings and related preopening expenses, and the amount of net sales contributed by new and existing stores, may also cause the Company s quarterly results of operations to fluctuate.


NEW PRONOUNCEMENTS BY FINANCIAL ACCOUNTING STANDARDS BOARD

In February 1997, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards ( SFAS ) No. 128  Earnings Per Share.   SFAS No.
128 specifies new standards designed to improve the earnings per share ( EPS ) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that the common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company estimates that the implementation of SFAS No. 128 will not have a material impact on the Company s financial statements.


CAUTIONARY STATEMENT FOR PURPOSES OF SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Management s Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are forward-looking statements. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events which may not prove to be accurate. These forward-looking statements involve risks and uncertainties which are more fully described in

Item 1, Part I of the Company s Annual Report on Form 10-K for the Fiscal Year Ended March 1, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
                                 STROUDS, INC.
                                BALANCE SHEETS

                                                   MARCH 1,       MARCH 2,
(IN THOUSANDS, EXCEPT SHARE DATA)                    1997           1996
---------------------------------                  --------       --------
ASSETS
Current assets:
   Cash                                            $    765       $    210
   Accounts receivable, less allowance for
      doubtful accounts of $0 and $25,
      respectively                                    1,957          1,835
   Merchandise inventory                             69,934         60,167
   Prepaid expenses                                   1,835          3,459
   Income taxes receivable                            2,488            ---
   Deferred income taxes                              1,354            786
                                                   --------       --------
      Total current assets                           78,333         66,457
Property and equipment - at cost, net of
   accumulated depreciation and amortization         25,108         18,206
Excess of cost over net assets acquired, net of
   accumulated amortization                           7,789          8,047
Deferred income taxes                                   ---            117
Other assets                                            874          1,180
                                                   --------       --------
      Total assets                                 $112,104       $ 94,007
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS  EQUITY
Current liabilities:
   Current maturities of long-term debt            $    561       $    237
   Accounts payable                                  16,950         14,367
   Accrued expenses                                   9,419          8,974
   Current portion of restructuring reserves          6,740            ---
                                                   --------       --------
      Total current liabilities                      33,670         23,578
Long-term debt                                       32,132         12,446
Restructuring reserves                                9,510            ---
Other non-current liabilities                         3,219          2,514
                                                   --------       --------
      Total liabilities                              78,531         38,538
                                                   --------       --------
Stockholders  equity:
   Preferred stock, $0.0001 par value; authorized
      750,000 shares, no shares issued or
      outstanding                                       ---            ---
   Preferred stock, Series B, $0.0001 par value;
      authorized 250,000 shares; no shares issued
      or outstanding                                    ---            ---
   Common stock, $0.0001 par value; authorized
      25,000,000 shares; issued and outstanding
      March 1, 1997, 8,535,812 shares; and
      March 2, 1996, 8,512,059 shares                     1              1
   Additional paid-in capital                        39,018         38,946
   Retained earnings (accumulated deficit)           (5,446)        16,522
                                                   --------       --------
      Total stockholders  equity                     33,573         55,469
                                                   --------       --------
      Total liabilities and stockholders  equity   $112,104       $ 94,007
                                                   ========       ========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 STROUDS, INC.
                            STATEMENTS OF OPERATIONS

                                                 FISCAL YEAR ENDED
                                     ----------------------------------------
                                       March 1,       March 2,    February 25,
(IN THOUSANDS, EXCEPT PER SHARE DATA)    1997           1996          1995
------------------------------------ ----------     ----------    -----------
Net sales                            $  209,778     $  190,316     $  174,585
Costs and expenses:
   Cost of sales, buying and
      occupancy                         150,625        131,179        118,697
   Selling and administrative
      expenses                           63,963         54,175         47,983
   Restructuring and asset
      impairment charges                 18,050            ---            ---
   Amortization of excess of cost
      over net assets acquired              258            258            258
                                     ----------     ----------     ----------
                                        232,896        185,612        166,938
                                     ----------     ----------     ----------

      Operating income (loss)           (23,118)         4,704          7,647

Other income                                508            349            180
Interest expense, net                    (1,846)          (735)        (2,311)
                                     ----------     ----------     ----------
      Income (loss) before income
         taxes                          (24,456)         4,318          5,516

Income tax benefit (expense)              2,488         (1,748)        (2,497)
                                     ----------     ----------     ----------
      Net income (loss)              $  (21,968)    $    2,570     $    3,019
                                     ==========     ==========     ==========


Net income (loss) per share          $    (2.58)    $     0.30     $     0.47
                                     ==========     ==========     ==========

Weighted average common and common
   equivalent shares outstanding          8,521          8,622          6,357
                                     ==========     ==========     ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                   STROUDS, INC.
                         STATEMENTS OF STOCKHOLDERS  EQUITY

                                                           Retained
                                  Common stock Additional  earnings      Total
                                 --------------  paid-in (accumulated stockholders
(IN THOUSANDS)                   Shares  Amount  capital    deficit)      equity
--------------------------       ------  ------  -------  ----------- ------------
Balance, February 26, 1994        4,324   $  1   $ 2,099    $10,986       $13,086

Net income                          ---    ---       ---      3,019         3,019
Common stock issued in
   public offering                3,200    ---    36,184        ---        36,184
Common stock issued upon
   exercise of options               10    ---        36        ---            36
Common stock issued upon
   exercise of warrants             788    ---       ---        ---           ---
Dividends paid                      ---    ---       ---        (53)          (53)
                                  -----   ----   -------    -------       -------
   Balance, February 25, 1995     8,322      1    38,319     13,952        52,272

Net income                          ---    ---       ---      2,570         2,570
Common stock issued upon
   exercise of options              172    ---       550        ---           550
Common stock issued through
   1994 Employee Stock
   Purchase Plan                     18    ---        77        ---            77
                                  -----   ----   -------    -------       -------
   Balance, March 2, 1996         8,512      1    38,946     16,522        55,469

Net loss                            ---    ---       ---    (21,968)      (21,968)
Common stock issued through 1994
   Employee Stock Purchase Plan      24    ---        72        ---            72
                                  -----   ----   -------    -------       -------
   Balance, March 1, 1997         8,536   $  1   $39,018    $(5,446)      $33,573
                                  =====   ====   =======    =======       =======

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                      STROUDS, INC.
                                 STATEMENTS OF CASH FLOWS

                                                                FISCAL YEAR ENDED
                                                          ------------------------------
                                                           March 1, March 2, February 25,
(IN THOUSANDS)                                               1997     1996       1995
------------------------------------                      --------  --------   --------
Cash flows from operating activities:
   Net income (loss)                                      $(21,968) $  2,570   $  3,019
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
         Depreciation and amortization of property and
            equipment                                        4,476     3,952      3,326
         Restructuring and asset impairment charges         18,050       ---        ---
         Amortization of excess of cost over net assets
            acquired                                           258       258        258
         Deferred income taxes                                (451)      525       (167)
         (Increase) decrease in assets:
            Accounts receivable                               (122)       60       (522)
            Merchandise inventory                           (9,768)   (5,812)   (10,132)
            Prepaid expenses                                 1,625    (1,824)      (236)
            Income taxes receivable                         (2,488)      ---        ---
         Increase (decrease) in accounts payable
          and accrued expenses                               4,579    (5,361)     8,054
         Other                                               1,123       461        583
                                                           -------  --------   --------
          Net cash provided by (used in) operating
           activities                                       (4,686)   (5,171)     4,183
                                                          --------  --------   --------
Cash flows from investing activities:
   Purchases of marketable securities                          ---       ---     (3,223)
   Proceeds from sale of marketable securities                 ---       471      2,752
   Capital expenditures                                    (13,372)   (8,236)    (8,854)
   Other                                                        83       ---        ---
                                                          --------  --------   --------
          Net cash used in investing activities            (13,289)   (7,765)    (9,325)
                                                          --------  --------   --------
Cash flows from financing activities:
   Sale of common stock                                        ---       ---     36,184
   Borrowings under long-term debt                          77,441    42,894      1,630
   Repayments of long-term debt                            (57,194)  (31,094)   (29,490)
   Loan costs incurred                                         ---      (219)       (19)
   Principal payments under capital lease obligations         (237)     (484)      (537)
   (Decrease) increase in overdraft                         (1,552)    1,243     (3,336)
   Redemption of preferred stock                               ---       ---     (1,000)
   Other equity transactions                                    72       627        (17)
                                                          --------  --------   --------
          Net cash provided by financing activities         18,530    12,967      3,415
                                                          --------  --------   --------
          Net (decrease) increase in cash                      555        31     (1,727)
Cash at beginning of period                                    210       179      1,906
                                                          --------  --------   --------
Cash at end of period                                     $    765  $    210   $    179
                                                          ========  ========   ========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                            $  1,839  $    680   $  2,853
                                                          ========  ========   ========
      Income taxes                                        $     59  $  1,295   $  2,508
                                                          ========  ========   ========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS



1.   THE COMPANY

Strouds, Inc. ( Strouds or the Company ), a Delaware corporation, is a specialty retailer of bed, bath, tabletop and other home textiles products, decorative accessories and other selected home furnishings. At March 1, 1997, the Company operated 67 stores in five states under the name Strouds.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation

The financial statements for the fiscal year 1994 include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions were eliminated in consolidation for that fiscal year. Effective April 2, 1995, the subsidiary was merged with and into the Company.

Fiscal Year-Ended

The Company s fiscal year is based on a 52-53 week fiscal year ending on the Saturday closest to the last day of February. The fiscal years ended March 1, 1997 and February 25, 1995 included 52 weeks and the fiscal year ended March 2, 1996 included 53 weeks.

The Company has defined its fiscal year as the period in which most of the activity occurs (e.g., the year ending March 1, 1997 is referred to as fiscal
1996).

Asset Impairment

Effective March 3, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ( SFAS No. 121 ), Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to Be Disposed Of.   This statement
requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cashflows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Adoption of this standard resulted in a charge of $1.8 million for fiscal 1996. See note 4.

Stock Compensation

Effective March 3, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ( SFAS No. 123 ), Accounting for Stock Based Compensation. As permitted under SFAS No. 123, the Company elected not to adopt the fair-value based method of accounting for its stock based compensation plans, but will account for such compensation under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

                                  STROUDS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SFAS No. 123, whereby the impact from recording the fair-values of the options granted is presented on a proforma basis on net income (loss) and related per share.

Use Of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

Inventories

Merchandise inventory is stated at the lower of cost (principally average cost) or market as determined by the retail inventory method. Included in inventory costs for financial reporting purposes is the capitalization of certain buying, warehousing, storage and transportation costs. Capitalized costs in inventory at March 1, 1997 and March 2, 1996 were $1,701,000 and $1,171,000 respectively. See note 4.

Depreciation And Amortization

Depreciation and amortization are provided on a straight-line basis over the following estimated useful lives:

     Furniture, fixtures and equipment        5 to 7 years
     Equipment held under capital leases      Term of the lease
     Leasehold improvements                   Term of the lease or life of
                                              the asset, whichever is shorter
                                              (generally 7 to 10 years)

Excess Of Cost Over Net Assets Acquired

Excess of cost over net assets acquired is amortized on a straight-line basis over its estimated useful life of 40 years. As part of an ongoing review and valuation and amortization of intangible assets, management assesses the carrying value of the Company s intangible assets if facts and circumstances suggest that it may be impaired. If this review indicates that the intangibles will not be recoverable, as determined by an undiscounted cash flow analysis over the remaining amortization period, the carrying value would be reduced to estimated fair market value. Accumulated amortization amounted to $2,537,000 as of March 1, 1997 and $2,278,000 as of March 2, 1996.

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Store Preopening Costs

Store preopening costs, consisting primarily of labor and supplies directly related to the opening of specific stores, are expensed as incurred. Total preopening costs of $1,210,000, $456,000 and $516,000 were expensed in fiscal 1996, 1995 and 1994, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are provided for the temporary differences between the financial reporting basis and income tax basis of the Company s assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Recently Issued Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards ( SFAS) No. 128,  Earnings Per Share.   SFAS No.
128 specifies new standards designed to improve the earnings per share ( EPS ) information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of EPS data on an international basis. Some of the changes made to simplify the EPS computations include: (a) eliminating the presentation of primary EPS and replacing it with basic EPS, with the principal difference being that the common stock equivalents are not considered in computing basic EPS, (b) eliminating the modified treasury stock method and the three percent materiality provision and (c) revising the contingent share provisions and the supplemental EPS data requirements. SFAS No. 128 also makes a number of changes to existing disclosure requirements. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company estimates that the implementation of SFAS No. 128 will not have a material impact on the Company s financial statements.

                                STROUDS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain reclassifications have been made to the fiscal 1995 and 1994 amounts to conform to the fiscal 1996 presentation.


3.   PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                        March 1,    March 2,
     (IN THOUSANDS)                                       1997        1996
     ---------------------------------                  -------     -------
     Furniture, fixtures and equipment                 $  42,346   $  30,915
     Equipment held under capital leases                   2,111       2,596
     Leasehold improvements                                7,308       5,687
                                                       ---------   ---------
                                                          51,765      39,198
     Impairment valuation reserve                         (1,800)        ---
     Accumulated depreciation and amortization           (24,857)    (20,992)
                                                       ---------   ---------
                                                       $  25,108   $  18,206
                                                       =========   =========

4.   RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

On February 28, 1997, the Board of Directors approved a comprehensive restructuring plan (the Restructuring Plan ) which resulted in a pretax charge of $16,250,000. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of up to 16 underperforming stores and implementing cost reduction measures, including workforce reductions, to more closely align the Company s cost structure with future expected revenues.

The Company recorded a pretax charge of $1,800,000 for the impairment of certain operating assets. The principal factors leading up to the charge were current and future operating losses on individual operating assets, whereby the carrying value of certain operating assets exceeded the current estimate of future cash flows from the related asset.

The restructuring and asset impairment charges consist of the following:

     (IN THOUSANDS)
     ---------------------------------------------------------
     Occupancy, lease termination and lease subsidy costs
        associated with the closure or disposition of stores       $  7,400
     Asset write-down; merchandise inventory, leasehold
        improvements, furniture and fixtures and equipment            7,215
     Employee severance and other related costs                       1,635
                                                                   --------
        Total restructuring                                          16,250
     Asset impairment charges related to the adoption of SFAS 121     1,800
                                                                   --------
        Total restructuring and asset impairment                   $ 18,050
                                                                   ========

                                    Page 30

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


5.   ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                        March 1,    March 2,
     (IN THOUSANDS)                                       1997        1996
     --------------------------------                   --------    --------
     Compensation and related expense                  $   2,380   $   2,026
     Sales tax                                             1,667       1,298
     Other                                                 5,372       5,650
                                                       ---------   ---------
                                                       $   9,419   $   8,974
                                                       =========   =========

6.   LONG-TERM DEBT

Long-term debt is summarized as follows:

                                                        March 1,   March 2,
     (IN THOUSANDS)                                       1997       1996
     ------------------------------------------------   --------   --------
     Revolving promissory note payable to a financial
       institution, secured by inventory and the
       proceeds therefrom.  Interest is payable at
       the bank s prime rate or LIBOR plus 0.375% and
       2.250%, respectively (8.625% and 7.630% at
       March 1, 1997, respectively).  The borrowing
       limit is $40,000,000 not to exceed 60% of
       eligible inventory except, borrowings may be
       increased to 65% of eligible inventory for a
       period of 105 consecutive days commencing on
       January 1 each year.  The revolving promissory
       note expires on January 13, 2000 but may be
       extended for successive one year terms at the
       stated expiration date provided the Company is
       in compliance with all of its covenants          $ 29,887   $    ---
     Revolving promissory note payable to financial
       institution, repaid during the year ended
       March 1, 1997                                         ---     12,400
     Promissory note payable to a financial institution,
       secured by equipment, fixtures and leasehold
       improvements at two store locations. Interest is
       payable at the rate of 9.580% per annum.  The
       promissory note is for five years, payable in
       monthly installments beginning September 1, 1996    2,760        ---
     Capital lease obligations payable in varying monthly
       installments through the end of fiscal 1997, with
       interest rates ranging from 8.0% to 11.5%.  Leases
       are secured by the underlying equipment                46        283
                                                        --------   --------
         Total debt                                       32,693     12,683
     Less current maturities                                (561)      (237)
                                                        --------   --------
         Total long-term debt                           $ 32,132   $ 12,446
                                                        ========   ========

                                    Page 31

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


6.   LONG-TERM DEBT (CONTINUED)

Scheduled maturities for total debt outstanding at March 1, 1997 are as follows:

     (IN THOUSANDS)            Notes payable    Capital leases     Total
     -------------             -------------    --------------    -------
     Fiscal year:
       1997                      $   515           $    46        $   561
       1998                          567               ---            567
       1999                       30,511               ---         30,511
       2000                          686               ---            686
       2001                          368               ---            368
                                 -------           -------        -------
                                 $32,647           $    46        $32,693
                                 =======           =======        =======

The Company s revolving promissory note (the Credit Facility ) contains various restrictions on the payment of cash dividends, incurrence of additional indebtedness, acquisitions, capital expenditures, investments and disposition of assets. The covenants also require the Company to meet certain net income levels, as defined, determined at the end of each fiscal quarter on a fiscal year-to-date basis. As of March 1, 1997, the Company was in breach of its net income covenant. The provider of the Credit Facility has waived that requirement as of March 1, 1997.

Included in the Credit Facility is a $6.0 million letter of credit sub-facility. At March 1, 1997, the Company had letters of credit amounting to $364,000 outstanding for purchases from foreign vendors under this sub-facility.

On March 6, 1996, the Company entered into an International Swap Dealers Association Master Agreement (the Agreement ) with the provider of its previous borrowing facility and, who is affiliated with the current provider of the Company s Credit Facility. The Agreement was entered into for the purpose of converting a portion of its borrowings to a long-term fixed base rate of interest. On April 5, 1996 and November 26, 1996, the Company converted $10 million and $10 million, respectively, to an average fixed base interest rate of 7% plus 2.25% until this Agreement expires on April 6, 1999.

On May 29, 1997, the Company and the provider of its Credit Facility agreed to amend certain terms and conditions of the Credit Facility. Under the amended terms and conditions, the Company's covenants will be reset to be reflective of the Company's anticipated earnings, capital expenditures and cash flow over the remaining term of the Credit Facility. Borrowings may not exceed 65% of eligible inventory through August 31, 1998 and 60% thereafter except, borrowings may be increased to 65% for 120 consecutive days commencing April 1, 1999. Interest will be payable at the provider's prime rate plus 1.125% or LIBOR plus 3.25%. Commencing with the fiscal year beginning March 1, 1998, the Company can lower its interest rate spread up to a maximum of 1.00% provided it achieves certain specified earnings targets measured on a quarterly year-to-date basis. In addition, the Company has also agreed to provide all of its unencumbered fixed assets as additional security to the Credit Facility.

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


7.   LEASE COMMITMENTS

At March 1, 1997, the Company occupied all of its facilities under operating leases. The leases require minimum and percentage rental payments based on gross sales and provide that the Company pay property taxes and costs arising from the Company s use of the leased property. The leases are primarily for ten-year periods, and certain leases contain renewal options. For lease agreements with scheduled rent increases during the lease term or for rental payments commencing on a date other than the initial occupancy, rental expense is recognized from the date of occupancy on a straight-line basis over the lease term. Total rental expense amounted to $20,806,000, $16,313,000 and $13,484,000 (inclusive of percentage rentals of $3,000, $24,000 and $101,000)
for fiscal 1996, 1995 and 1994, respectively.

The Company has operating leases for equipment. These leases are for three to five year periods, and certain leases contain renewal options. The rental expense amounted to $710,000, $565,000 and $814,000 for fiscal 1996, 1995 and
1994 respectively.

Minimum rental commitments under all operating leases are as follows:

     (IN THOUSANDS)
     --------------
     Fiscal year:
       1997                         $  19,425
       1998                            18,924
       1999                            17,601
       2000                            15,906
       2001                            13,323
       Thereafter                      57,052
                                    ---------
                                    $ 142,231
                                    =========

8.   INCOME TAXES

The components of income tax expense (benefit) are as follows:

                                                 March 1,  March 2, February 25,
  (IN THOUSANDS)                                   1997      1996      1995
  --------------                                 -------   -------   -------
  Current:
    Federal                                      $(2,488)  $ 1,107   $ 2,068
    State                                            ---       388       596
                                                 -------   -------   -------
      Total current income tax expense (benefit)  (2,488)    1,495     2,664
                                                 -------   -------   -------
  Deferred:
    Federal                                          ---       247      (106)
    State                                            ---         6       (61)
                                                 -------   -------   -------
      Total deferred income tax expense (benefit)    ---       253      (167)
                                                 -------   -------   -------
      Net income tax expense (benefit)           $(2,488)  $ 1,748    $2,497
                                                 =======   =======   =======

                                    Page 33

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)



8.   INCOME TAXES (CONTINUED)

A summary of the deferred tax assets (liabilities) is as follows:

                                          March 1,        March 2,
     (IN THOUSANDS)                         1997            1996
     -------------------                  --------        --------
     Deferred tax assets:
       Inventory                          $   484          $    90
       Cash versus accrual basis            9,467              826
       State taxes                            ---              136
                                          -------          -------
                                            9,951            1,052
       Valuation allowance                 (8,275)             ---
                                          -------          -------
         Total deferred tax assets          1,676            1,052

     Deferred tax liabilities:
       Property and equipment                (624)            (147)
       Capital equipment held on lease         (5)              (2)
                                          -------          -------
          Total deferred tax liabilities     (629)            (149)
                                          -------          -------
             Net deferred tax assets      $ 1,047          $   903
                                          =======          =======

The reconciliation of the Federal statutory rate and the effective tax rate is as follows:

                                            March 1,  March 2,  February 25,
                                              1997      1996        1995
                                            --------  --------  ------------
     Federal statutory rate                   35.0%     35.0%       35.0%
     Use of net operating loss carryback      10.2%      ---         ---
     State tax, net of Federal
       tax benefit                             ---       6.1         6.1
     Exercise of non-qualified
       stock options                           ---      (3.7)        ---
     Amortization of excess of cost
       over net assets acquired                0.4       2.4         2.0
     Net operating loss valuation allowance  (33.8)      ---         ---
     Officers  life insurance                  ---       0.1         0.1
     Other                                    (1.6)      0.6         2.1
                                            -------   -------     -------
                                              10.2%     40.5%       45.3%
                                            =======   =======     =======

The income tax receivable at March 1, 1997 represents the expected tax refund from the carryback of the current year tax loss to prior years.

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)



9.   STOCKHOLDERS  EQUITY

On November 17, 1995, the Board of Directors declared a dividend of one preferred stock purchase right (the Rights ) for each share of common stock, $0.0001 per share (the Common Shares ), of the Company outstanding at the close of business on November 30, 1995. Each Right will entitle the registered holder thereof, after the Rights become exercisable and until November 17, 2005 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company on one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $0.0001 per share, at a price of $30.00 per one one-hundredth of a Preferred Share, subject to certain anti-dilution adjustments. The Rights also, under certain conditions, entitle the holders to purchase $60.00 worth of Common Shares for $30.00. The Rights expire on November 17, 2005, unless the Company decides to redeem them earlier at $0.01 per Right or upon the occurrence of certain events.

The Rights will not be exercisable or transferable apart from the Common Shares until the earlier to occur of (i) the 10th day after a public announcement that a Person (broadly defined as any individual or other entity) or group of affiliated or associated Persons has become an Acquiring Person (a Person or group of affiliated or associated Persons who has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Common Shares), or (ii) the 10th day after a Person or group commences, or announces an intention to commence, a tender or exchange offer, the consummation of which would result in the beneficial ownership by a Person or group of 15% or more of the Common Shares.

No event during fiscal 1996 made the Rights exercisable.

In October 1994, Strouds completed an initial public offering of 3,200,000 shares of Common Stock. Of the $36,184,000 net proceeds of this offering, $14,752,000 was used to repay in full a 12% promissory note due August 30, 1996 held by BT Capital, a major stockholder of the Company, $12,669,000 was used to repay the Company s revolving promissory note, $3,000,000 was used to repay the 10% interest promissory notes due August 30, 1996 payable to stockholders of the Company, and $1,000,000 was used to redeem in full all 10,000 outstanding shares of the Company s Series A Redeemable Preferred Stock at a redemption price equal to the liquidation preference of $100 per share, plus aggregate accrued but unpaid dividends of $32,000.

On July 26, 1994, the Company effected a 43-for-1 stock split by an amendment to its certificate of incorporation which had been approved by the Board of Directors and the Stockholders. The amendment also changed par value from $0.01 per share to $0.0001, and increased authorized common stock from 200,000 shares to 25,000,000 shares. All references in the financial statements to numbers of shares and related prices, per share amounts and option plan data have been restated to reflect the split.

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)



9.   STOCKHOLDERS  EQUITY (CONTINUED)

The Company has issued 1,025,077 warrants to purchase shares of common stock related to a prior year s financing arrangement. The warrants are exercisable at any time at the exercise price of $0.0002 per share. Such warrants to purchase 788,147 shares of common stock were exercised during fiscal 1994. As of March 1, 1997, warrants to purchase 212,850 shares of common stock were outstanding.


10.   EMPLOYEE BENEFITS

Strouds sponsors the Strouds Profit Sharing and Retirement Plan (the Plan ), a qualified plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all full-time employees and provides for Company matching of employee contributions, at the discretion of the Board of Directors, up to 3% of each employee s salary. Matching contributions totaled $141,000, $149,000 and $83,000 for fiscal 1996, 1995 and 1994, respectively.

On May 19, 1994, the Company s Board of Directors adopted the 1994 Equity Participation Plan ( 1994 Plan ) to attract and retain directors, officers and key employees. The 1994 Plan authorizes the Compensation Committee of the Board of Directors to issue 850,000 shares of Common Stock upon exercise of options, stock appreciation rights, and other awards, or as restricted or deferred stock awards. Under this plan, 155,766 shares are available to be granted. The exercise price of the non-qualified stock options awarded under the 1994 Plan is determined by the Compensation Committee and can be less than fair market value but not less than par value ($0.0001). The Compensation Committee can determine the period of exercisability and the vesting schedule; however, the life of the option is limited to ten years from the date of grant.

There were 60,875 options outstanding at March 1, 1997 related to the Stock Option Plan for Executives and Key Employees (the 1988 Plan ). The 1988 Plan was amended to prohibit the issuance of any additional options after September 1, 1994.

                                      STROUDS, INC.
                             NOTES TO FINANCIAL STATEMENTS
                                       (CONTINUED)



10.   EMPLOYEE BENEFITS (CONTINUED)

Information with respect to the Company's option plans is summarized as follows:

                                 March 1,              March 2,       February
25,
                                   1997                  1996            1995
                             ----------------   -------------------   ----------
--
                                     Weighted-             Weighted-
                                     average               average
                                     exercise              exercise
                            Shares   price       Shares    price       Shares
                            ------   --------    ------    --------    ------
     Outstanding at
        beginning of year  627,759   $7.54       652,362   $6.66       355,050
     Granted               172,300    4.95       343,868    6.42       311,850
     Exercised               ---       --       (171,407)   3.20       (10,238)
     Cancelled             (44,950)   5.71      (197,064)   6.42        (4,300)
                           -------   -----       -------   -----       -------
     Outstanding at
        end of year        755,109   $7.06       627,759   $7.54       652,362
                           =======   =====       =======   =====       =======

     Exercisable at
        end of year        261,878               183,455               291,217
                           =======               =======               =======

     Weighted-average fair
        value of options
        granted during
        the year             $3.13                 $4.02
                             =====                 =====

The following table summarizes information about the stock options outstanding at March 1, 1997:

                               Options Outstanding          Options Exercisable
                       ----------------------------------  ---------------------
                                    Weighted-    Weighted-
Weighted-
                       Number       average      average   Number       average
     Range of          outstanding  contractual  exercise  exercisable  exercise
     exercise prices   at 03/01/97  life         price     at 03/01/97  price
     ----------------  -----------  -----------  --------  -----------  --------
     $ 3.13 to $ 4.75    180,000       8.90       $ 4.23     88,726      $ 4.25
     $ 5.31 to $ 5.75    154,875       7.11       $ 5.39     35,875      $ 5.62
     $ 7.38 to $ 8.38    238,984       7.64       $ 7.99     62.777      $ 8.06
     $ 9.77 to $ 9.77    161,250       7.24       $ 9.77     64,500      $ 9.77
     $12.50 to $12.50     20,000       7.63       $12.50     10,000      $12.50
     ----------------  -----------  -----------  --------  -----------  --------
     $ 3.13 to $12.50    755,109       7.75       $ 7.06    261,878      $ 7.03
     ================  ===========  ===========  ========  ===========  ========

                                    Page 37

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)



10.   EMPLOYEE BENEFITS (CONTINUED)

Additionally, on September 1, 1994, the Company s Board of Directors adopted the 1994 Employee Qualified Stock Purchase Plan (the Purchase Plan ). The purpose of the Purchase Plan is to enable the Company to grant options to employees to buy shares of its Common Stock, at a 15% discount from the then fair market value without commissions and other charges, to attract and retain experienced and capable employees and to help employees to further identify their interests with those of the Company s stockholders generally. The Purchase Plan is intended to qualify as an employee stock purchase plan, as defined in Section 423(b) of the Code. An aggregate of 250,000 shares of Common Stock has been reserved for issuance under the Purchase Plan, subject to adjustment for stock splits, stock dividends and similar events. In fiscal 1996, the Company issued 23,753 shares under the Purchase Plan.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost has been recognized for the stock option or stock purchase plans. Had compensation cost for the Company's 1996 and 1995 plans been determined consistent with SFAS No. 123, the Company's net income and net income per share for 1996 and 1995 would approximate the proforma amounts below:

                                                     March 1,     March 2,
     (IN THOUSANDS, EXCEPT PER SHARE DATA)             1997         1996
     -------------------------------------           ---------    ---------
     Net (loss) income             As reported      $ (21,968)    $  2,570
     Net (loss) income             Proforma         $ (22,403)    $  2,277

     Net (loss) income per share   As reported      $   (2.58)    $   0.30
     Net (loss) income per share   Proforma         $   (2.63)    $   0.26

The effects of applying SFAS No. 123 in this pro-forma disclosure are not necessarily indicative of future amounts.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

     Weighted-average assumptions         March 1, 1997       March 2, 1996
     ----------------------------         -------------       -------------
     Risk-free interest rate                  6.0%                5.8%
     Expected volatility                       45%                 45%
     Expected dividend yield                    0%                  0%
     Expected life (years)                      9                   9

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)



11.  RELATED PARTY TRANSACTIONS

Wilfred C. Stroud, Chairman of the Board and President of the Company, and his spouse are beneficial owners of 45% of the stock of Reflections Fine Bedding Attire, Inc. ( Reflections ). Wayne P. Selness, former President and Chief Executive Officer of the Company, and his spouse are beneficial owners of 10% of the stock of Reflections. On June 1, 1993, an entity unaffiliated with Reflections or Strouds, acquired substantially all of the assets and business of Reflections.

As part of the foregoing acquisition, Mr. Stroud entered into a Non-Competition and Consulting Agreement, dated June 1, 1993, with the purchaser of the Reflections business. Pursuant to such agreement, Mr. Stroud is entitled to receive an amount based on a percentage of the Reflections business gross sales, up to a maximum total payment of $825,000. During the contract year ended May 31, 1996, the Reflections business sales totaled $4,170,000, of which $1,341,000 were sales to the Company. Mr. Stroud received a payment of $103,000 from the Reflections business with respect to that year.


12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of operations for fiscal 1996 and 1995 were as follows:

                                        First    Second     Third    Fourth
(IN THOUSANDS, EXCEPT PER SHARE DATA)  Quarter   Quarter   Quarter   Quarter
-------------------------------------  -------   -------   -------   -------
FISCAL 1996:
     Net sales                         $46,436   $49,516   $54,984   $58,842
     Gross profit                       13,676    14,105    15,923    15,449
     Operating loss                      1,138        35     1,813    20,132
     Net loss                              678       337     1,578    19,375
     Net loss per share                   0.08      0.04      0.18      2.28

FISCAL 1995:
     Net sales                         $42,973   $42,889   $48,666   $55,788
     Gross profit                       13,469    12,958    15,212    17,500
     Operating income                      598       403     1,167     2,536
     Net income                            275       161       669     1,465
     Net income per share                 0.03      0.02      0.08      0.17



                        INDEPENDENT AUDITORS  REPORT


The Board of Directors
Strouds, Inc.:

     We have audited the accompanying balance sheets of Strouds, Inc. as of March 1, 1997 and March 2, 1996 and the related statements of operations, stockholders equity and cash flows for each of the years in the three-year period ended March 1, 1997. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strouds, Inc. as of March 1, 1997 and March 2, 1996 and the results of its operations and its cash flows for each of the years in the three-year period ended March 1, 1997 in conformity with generally accepted accounting principles.

     As discussed in note 2 to the financial statements, effective March 3, 1996, Strouds, Inc. adopted the provisions of Statements of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.



/s/  KPMG Peat Marwick LLP
Los Angeles, California
April 9, 1997, except for the
   last paragraph of note 6, which is
   as of May 28, 1997.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

Not applicable

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

DIRECTORS

The information required by this Item is incorporated by reference to the Company s Proxy Statement under the heading General Information - Election of Directors.

EXECUTIVE OFFICERS

The information required by this Item is incorporated by reference to the Company s Proxy Statement under the heading Executive Officers and Certain Key Personnel.

COMPLIANCE WITH SECTION 16(a) UNDER THE SECURITIES EXCHANGE ACT

The information required by this Item is incorporated by reference to the Company s Proxy Statement under the heading Compliance with Section 16(a) Under the Securities Exchange Act of 1934.



ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by this Item is incorporated by reference to the Company s Proxy Statement under the heading Compensation of Directors and
 Executive Compensation.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by this Item is incorporated by reference to the Company s Proxy Statement under the heading Share Ownership of Directors and Executive Officers and Other Information - Certain Stockholders.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by this Item is incorporated by reference to the Company s Proxy Statement under the heading Certain Transactions.

                                   PART IV
                                   -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  The following documents are filed as a part of this Report.

1.   Financial Statements:

The following Financial Statements of Strouds, Inc. are included under Item 8:

Balance Sheets -
     as of March 1, 1997 and March 2, 1996               Page 23

Statements of Operations -
     for the fiscal years ended March 1, 1997,
     March 2,1996 and February 25, 1995                  Page 24

Statements of Stockholders  Equity -
     for the fiscal years ended March 1, 1997,
     March 2, 1996 and February 25, 1995                 Page 25

Statements of Cash Flows -
     for the fiscal years ended March 1, 1997,
     March 2, 1996 and February 25, 1995                 Page 26

Notes to the Financial Statements                        Page 27

Independent Auditors  Report                             Page 40


2.   Not applicable

3.   Exhibits:

The exhibits on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report.


Exhibit No.      Description
-----------      -----------
    3.1          Form of Restated Certificate of Incorporation of the Company.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
    3.2          Restated By-laws of the Company.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
    4            Rights Agreement, dated as of November 17, 1995, between
                 Strouds, Inc. and American Stock Transfer & Trust Company.
                      Incorporated herein by reference to the Company s Form 8-K, as filed with the Commission on December 1, 1995.

Exhibit No.      Description
-----------      -----------
** 10.1          Stock Option Plan for Executive and Key Employees of the
                 Company, including the form of the individual option
                 agreement thereunder.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
** 10.2          Form of Amendment to Stock Option Plan for Executive and Key
                 Employees of the Company, including the form of the amendment to the individual option agreement thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
** 10.3          Amended and Restated 1994 Equity Participation Plan of the
                 Company, including the forms of the individual option
                 agreements thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
** 10.4          Form of the Company s Employee Qualified Stock Purchase Plan.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
** 10.5          Amendment to the Strouds, Inc. Employee Qualified Stock
                 Purchase Plan, January 5, 1995.
                      Incorporated herein by reference to the Company s Form 10-K for the fiscal year ended February 25, 1995, as filed with the Commission on May 25, 1995.
   10.6          Warrant Agreement (Warrant 1), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.7          Warrant Agreement (Warrant 2), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
*  10.8          Loan and Security Agreement between BankAmerica Business
                 Credit, Inc. and Strouds, Inc., dated January 13, 1997.
   10.9          International Swap Dealers Association, Inc. Master Agreement
                 between Bank of America National Trust and Savings
                 Association and Strouds, Inc., dated March 6, 1996.
                      Incorporated herein by reference to the Company s Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.10         Registration Rights Agreement dated as of January 2, 1996 by and between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.11         Security Agreement between Lyon Credit Corporation and
                 Strouds, Inc., dated July, 1996.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended August 31, 1996, as filed with the Commission on October 11, 1996.

Exhibit No.      Description
-----------      -----------
*  11            Statement re: Computation of Per Share Earnings.
*  23            Consent of KPMG Peat Marwick LLP, independent auditors.
*  27            Financial Data Schedule
------------------------------

*    Filed herewith
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to the form pursuant to item 14(a)3 of Form 10-K.


(b)  Reports on Form 8-K:
     No reports on Form 8-K were filed by the Company during the last fiscal quarter of fiscal 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 STROUDS, INC.
                                 (Registrant)


                                 /s/Wilfred C. Stroud
                                 --------------------
                                 Wilfred C. Stroud
                                 Director, Chairman of the Board and President

Dated:  May 22, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on its behalf of the Registrant in the capacities and on the dates indicated.

Signature                     Title                               Date
---------                     -----                               ----



/s/ Andrew S. Hochberg        Director                            May 22, 1997
-------------------
Andrew S. Hochberg



/s/ Joseph A. Imbrogulio      Director                            May 22, 1997
----------------------
Joseph A. Imbrogulio



/s/ Wilfred C. Stroud         Director, Chairman of the Board     May 22, 1997
---------------------         and President
Wilfred C. Stroud             (Principal Executive Officer)



/s/ Jonathan W. Spatz         Director, Senior Vice President,    May 22, 1997
---------------------         Chief Financial Officer and
Jonathan W. Spatz             Secretary
                              (Principal Financial Officer)


/s/ Douglas C. Felderman      Vice President, Finance             May 22, 1997
------------------------      (Principal Accounting Officer)
Douglas C. Felderman

                                EXHIBIT INDEX



Exhibit No.      Description
-----------      -----------
    3.1          Form of Restated Certificate of Incorporation of the Company.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
    3.2          Restated By-laws of the Company.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
    4            Rights Agreement, dated as of November 17, 1995, between
                 Strouds, Inc. and American Stock Transfer & Trust Company.
                      Incorporated herein by reference to the Company s Form 8-K, as filed with the Commission on December 1, 1995.
** 10.1          Stock Option Plan for Executive and Key Employees of the
                 Company, including the form of the individual option
                 agreement thereunder.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
** 10.2          Form of Amendment to Stock Option Plan for Executive and Key
                 Employees of the Company, including the form of the amendment to the individual option agreement thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
** 10.3          Amended and Restated 1994 Equity Participation Plan of the
                 Company, including the forms of the individual option
                 agreements thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
** 10.4          Form of the Company s Employee Qualified Stock Purchase Plan.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
** 10.5          Amendment to the Strouds, Inc. Employee Qualified Stock
                 Purchase Plan, January 5, 1995.
                      Incorporated herein by reference to the Company s Form 10-K for the fiscal year ended February 25, 1995, as filed with the Commission on May 25, 1995.
   10.6          Warrant Agreement (Warrant 1), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.7          Warrant Agreement (Warrant 2), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
*  10.8          Loan and Security Agreement between BankAmerica Business
                 Credit, Inc. and Strouds, Inc., dated January 13, 1997.

Exhibit No.      Description
-----------      -----------
   10.9          International Swap Dealers Association, Inc. Master Agreement
                 between Bank of America National Trust and Savings
                 Association and Strouds, Inc., dated March 6, 1996.
                      Incorporated herein by reference to the Company s Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.10         Registration Rights Agreement dated as of January 2, 1996 by and between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.11         Security Agreement between Lyon Credit Corporation and
                 Strouds, Inc., dated July, 1996.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended August 31, 1996, as filed with the Commission on October 11, 1996.
*  11            Statement re: Computation of Per Share Earnings.
*  23            Consent of KPMG Peat Marwick LLP, independent auditors.
*  27            Financial Data Schedule
------------------------------

*    Filed herewith
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to the form pursuant to item 14(a)3 of Form 10-K.