Form 10-K/A
period 1997-03-01
STROUDS INC
filed 1997-06-06
CIK 927760

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 6, 1997
______________________________________________________________________________


                     SECURITY AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                        --------------------------

                                 FORM 10-K/A
                              (Amendment No. 1)
                        --------------------------

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


                         (Page 2 of 2 Page Cover Page)

                                    PART II
                                    -------


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Item 6 is hereby amended and restated in its entirety as follows:


                                      STROUDS, INC.
                          SELECTED FINANCIAL AND OPERATING DATA

(IN THOUSAND EXCEPT PER SHARE
 AND OPERATING DATA)                    1996     1995(1)    1994      1993      1992
------------------------------        --------  --------  --------  --------  --------
INCOME STATEMENT DATA:
   Net sales                          $209,778  $190,316  $174,585  $158,081  $149,297
   Operating income (loss)             (23,118)    4,704     7,647     6,663     3,900
   Net income (loss)                   (21,968)    2,570     3,019     2,018     1,852

   Net income (loss) per share           (2.58)     0.30      0.47      0.35      0.35
   Weighted average common and common
      equivalent shares outstanding(2)   8,521     8,622     6,357     5,603     5,047

OPERATING DATA:
   Stores at end of period:
      Superstores                           50        46        37        29        26
      Home decorating center                 1       ---       ---       ---       ---
      Outlet stores                         14        10         9         7         7
      Original format stores                 2         5         8        13        16
                                      --------  --------  --------  --------  --------
                                            67        61        54        49        49
                                      ========  ========  ========  ========  ========

Total square footage at end of       1,050,080   850,858   664,319   539,924   516,426
   period
Comparable store net sales
   increase (decrease)(3)                  0.1%     (3.4)%     5.4%      2.7%     (0.5)%

BALANCE SHEET DATA (AT END OF PERIOD):
      Working capital                 $ 44,663  $ 42,879  $ 31,264  $ 26,172  $ 18,301
      Total assets                     112,104    94,007    83,185    68,141    59,929
      Long-term debt, including
         current maturities             32,693    12,683     1,367    29,729    29,804
      Redeemable preferred stock           ---       ---       ---     1,000     1,000
      Stockholder s equity              33,573    55,469    52,272    13,086    11,180

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

Item 7 is hereby amended and restated in its entirety as follows:



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

In March 1997, the Company opened 1 new superstore in the greater Washington, D.C. market. The majority of the capital expenditures and preopening expenses for this store were incurred in fiscal 1996. The Company s commitment to open 2 additional new superstores in fiscal 1997 will result in preopening expenses of approximately $100,000 per store and are expensed as incurred. The Company anticipates its required investment for each new superstore, before leasehold improvements, will be approximately $1.5 million per store in fiscal 1997, consisting of approximately $500,000 for store furniture, fixtures and equipment and approximately $1.0 million for inventory. In addition, the Company anticipates spending, in the aggregate, approximately $150,000 for leasehold improvements in connection with its new store development plans.

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

Restructuring and Asset Impairment

In light of the factors noted above, the Company initiated a comprehensive restructuring and cost reduction plan (the Restructuring Plan ), resulting in a pretax charge of $16.3 million or $1.91 per share. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of up to 16 underperforming stores and implementing cost reduction measures, including workforce reductions, to more closely align the Company s cost structure with future expected revenues. Management believes that the closing and disposition of up to 16 stores will approximate 2 years to complete.

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

Net sales for fiscal 1996 increased $19.5 million, or 10.2%, to $209.8 million versus $190.3 million in fiscal 1995. Comparable store sales increased $0.3 million, or 0.1%, for the period. Approximately 18% of the comparable stores were affected by new competitive openings for fiscal 1996 compared to approximately 25% for the same period last year. Sales from new stores and expanded or replacement stores increased by $19.2 million.

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

As a result of the factors noted above, the Company had an operating loss for fiscal 1996 of $23.1 million versus operating income of $4.7 million for the same period a year ago, a $27.8 million decrease. Excluding charges related to the Restructuring Plan and the impairment of certain assets, the operating loss for fiscal 1996 would have been $5.1 million.

Interest expense, net, increased $1.1 million to $1.8 million for fiscal 1996 versus $0.7 million for fiscal 1995. Interest expense grew as a result of increased borrowings to finance the development of new stores and the expansion of existing stores.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company s cash needs are primarily to support its inventory requirements, store expansion and refurbishment and systems development. The Company has historically financed its operations primarily with internally generated funds and its credit facilities. At March 1, 1997, the Company s working capital was $44.7 million, while advances from its revolving promissory note (the
 Credit Facility ) were $29.9 million. The Company had $7.6 million and $2.1 million available for borrowings under its credit facility as determined by the Company s eligible borrowing base" at March 1, 1997 and May 3, 1997, respectively.

Cash provided by (used in) operating activities for fiscal 1996 was ($4.7) million. During fiscal 1996, inventory increased $9.8 million as a result of the Company s store growth, new merchandise categories and to improve out-of-stock rates on higher sales volume goods.

Net cash used in investing activities for fiscal 1996 was $13.3 million. These funds were used principally for capital expenditures supporting the Company s store expansion programs and systems development. In fiscal 1996, the Company opened a prototype home decorating center, 6 new superstores, expanded 1 superstore, converted 1 superstore and 3 original format stores into outlet stores, and closed 1 superstore. In March 1997, the Company opened 1 new superstore in the Washington, D.C. market. The majority of the capital expenditures and preopening expenses for this store were incurred in fiscal 1996.

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

Item 8 is hereby amended and restated in its entirety as follows:


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

                                  STROUDS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has, however, complied with the disclosure requirements of SFAS No. 123, whereby the impact from recording the fair-values of the options granted is presented on a proforma basis on net income (loss) and related per share amounts.

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

Excess Of Cost Over Net Assets Acquired

Excess of cost over net assets acquired is amortized on a straight-line basis over its estimated useful life of 40 years. As part of an ongoing review and evaluation of intangible assets, management assesses the carrying value of the Company s intangible assets if facts and circumstances suggest that it may be impaired. If this review indicates that the intangibles will not be recoverable, as determined by an undiscounted cash flow analysis over the remaining amortization period, the carrying value would be reduced to estimated fair market value. Accumulated amortization amounted to $2,537,000 as of March 1, 1997 and $2,278,000 as of March 2, 1996.

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

                                STROUDS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


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

The restructuring and asset impairment charges consist of the following:

                                                                    March 1,
     (IN THOUSANDS)                                                   1997
     ---------------------------------------------------------     --------
     Occupancy, lease termination and lease subsidy costs
        associated with the closure or disposition of stores       $  7,400
     Asset write-down; merchandise inventory, leasehold
        improvements, furniture and fixtures and equipment            7,215
     Employee severance and other related costs                       1,635
                                                                   --------
        Total restructuring                                          16,250
     Asset impairment charges related to the adoption of SFAS 121     1,800
                                                                   --------
        Total restructuring and asset impairment                   $ 18,050
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

                                    Page 21

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

On March 6, 1996, the Company entered into an International Swap Dealers Association Master Agreement (the Agreement ) with the provider of its previous borrowing facility and, who is affiliated with the current provider of the Company s Credit Facility. The Agreement was entered into for the purpose of converting a portion of its borrowings to a long-term fixed base rate of interest. On April 5, 1996 and November 26, 1996, the Company converted $10 million and $10 million, respectively, to a weighted average fixed base interest rate of 7.00% plus 2.25% until this Agreement expires on April 6, 1999.

On May 29, 1997, the Company and the provider of its Credit Facility agreed to amend certain terms and conditions of the Credit Facility. Under the amended terms and conditions, the Company's covenants will be reset to be reflective of the Company's anticipated earnings, capital expenditures and cash flow over the remaining term of the Credit Facility. Borrowings may not exceed 65% of eligible inventory through August 31, 1998 and 60% thereafter except, borrowings may be increased to 65% for 120 consecutive days commencing April 1, 1999. Interest will be payable at the provider's prime rate plus 1.125% or LIBOR plus 3.25%. Commencing with the fiscal year beginning March 1, 1998, the Company can lower its interest rate spread up to a maximum of 1.00% provided it achieves certain specified earnings targets measured on a

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)



6.   LONG-TERM DEBT (CONTINUED)

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
                                    ---------
                                    $ 142,231
                                    =========

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)



8.   INCOME TAXES

The components of income tax expense (benefit) are as follows:

                                                 March 1, March 2, February 25,
  (IN THOUSANDS)                                  1997      1996      1995
  --------------                                --------   -------  --------
  Current:
    Federal                                      $(2,488)  $ 1,107   $ 2,068
    State                                            ---       388       596
                                                 -------   -------   -------
      Total current income tax expense (benefit)  (2,488)    1,495     2,664
                                                 -------   -------   -------
  Deferred:
    Federal                                          ---       247      (106)
    State                                            ---         6       (61)
                                                 -------   -------   -------
      Total deferred income tax expense (benefit)    ---       253      (167)
                                                 -------   -------   -------
      Net income tax expense (benefit)           $(2,488)  $ 1,748    $2,497
                                                 =======   =======   =======


A summary of the deferred tax assets (liabilities) is as follows:

                                          March 1,        March 2,
     (IN THOUSANDS)                         1997            1996
     -------------------                  --------        --------
     Deferred tax assets:
       Inventory                          $   484          $    90
       Cash versus accrual basis            9,467              826
       State taxes                            ---              136
                                          -------          -------
                                            9,951            1,052
       Valuation allowance                 (8,275)             ---
                                          -------          -------
         Total deferred tax assets          1,676            1,052

     Deferred tax liabilities:
       Property and equipment                (624)            (147)
       Capital equipment held on lease         (5)              (2)
                                          -------          -------
          Total deferred tax liabilities     (629)            (149)
                                          -------          -------
             Net deferred tax assets      $ 1,047          $   903
                                          =======          =======

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)



8.   INCOME TAXES (CONTINUED)

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

The Rights will not be exercisable or transferable apart from the Common Shares until the earlier to occur of (i) the 10th day after a public announcement that a Person (broadly defined as any individual or other entity) or group of affiliated or associated Persons has become an Acquiring Person (a Person or group of affiliated or associated Persons who has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)



9.   STOCKHOLDERS  EQUITY (CONTINUED)

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

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)




10.   EMPLOYEE BENEFITS (CONTINUED)

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

Information with respect to the Company's option plans is summarized as follows:

                                 March 1,              March 2,       February 25,
                                   1997                  1996            1995
                             ----------------   -------------------   ------------
                                     Weighted-             Weighted-
                                     average               average
                                     exercise              exercise
                            Shares   price       Shares    price       Shares
                            ------   --------    ------    --------    ------
     Outstanding at
        beginning of year  627,759   $7.54       652,362   $6.66       355,050
     Granted               172,300    4.95       343,868    6.42       311,850
     Exercised               ---       --       (171,407)   3.20       (10,238)
     Cancelled             (44,950)   5.71      (197,064)   6.42        (4,300)
                           -------   -----       -------   -----       -------
     Outstanding at
        end of year        755,109   $7.06       627,759   $7.54       652,362
                           =======   =====       =======   =====       =======

     Exercisable at
        end of year        261,878               183,455               291,217
                           =======               =======               =======

     Weighted-average fair
        value of options
        granted during
        the year             $3.13                 $4.02
                             =====                 =====

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)



10.   EMPLOYEE BENEFITS (CONTINUED)

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

     Net (loss) income per share   As reported      $   (2.58)    $   0.30
     Net (loss) income per share   Proforma         $   (2.63)    $   0.26


                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)



10.   EMPLOYEE BENEFITS (CONTINUED)


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

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)



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



/s/  KPMG Peat Marwick LLP
Los Angeles, California
April 9, 1997, except for the
   last paragraph of note 6, which is
   as of May 29, 1997.

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

Dated:  June 4, 1997