Form 10-Q
period 1997-03-31
STROUDS INC
filed 1997-07-15
CIK 927760

   As filed with the Securities and Exchange Commission on July 15, 1997
_____________________________________________________________________________


                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                        -------------------
                             FORM 10-Q
                        -------------------


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended May 31, 1997

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


                           (818) 912-2866
         (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ----    ----

Number of shares of common stock outstanding at JULY 11, 1997:  8,535,812

                            STROUDS, INC.



                               INDEX



                                                                    Page No.
                                                                    --------
PART I.     FINANCIAL INFORMATION

     ITEM 1.     FINANCIAL STATEMENTS:

                 Condensed Balance Sheets as of March 1, 1997
                    and May 31, 1997                                    3

                 Condensed Statements of Operations for the Thirteen
                    Weeks Ended May 31, 1997 and June 1, 1996           4

                 Condensed Statements of Cash Flows for the Thirteen
                    Weeks Ended May 31, 1997 and June 1, 1996           5

                 Notes to Condensed Financial Statements                6

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                    9


PART II.    OTHER INFORMATION

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                       13

                 SIGNATURES                                             15

PART I.     FINANCIAL INFORMATION
---------------------------------
ITEM 1.     FINANCIAL STATEMENTS

                            STROUDS, INC.
                       CONDENSED BALANCE SHEETS

                                                          MAY 31,    MARCH 1,
(in thousands, except share data)                          1997        1997
---------------------------------                        --------    --------
ASSETS                                                  (Unaudited)
Current assets:
   Cash                                                  $  1,216    $    765
   Accounts receivable, less allowance for doubtful
      accounts of $0 and $25, respectively                  1,575       1,957
   Merchandise inventory                                   69,892      69,934
   Other                                                    5,011       5,677
                                                         --------    --------
      Total current assets                                 77,694      78,333
Property and equipment - at cost, net of accumulated
   depreciation and amortization                           24,568      25,108
Excess of cost over net assets acquired, net of
   accumulated amortization                                 7,724       7,789
Other assets                                                  868         874
                                                         --------    --------
      Total assets                                       $110,854    $112,104
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                  $    560    $    561
   Accounts payable                                        12,191      16,950
   Accrued expenses                                        12,064       9,419
   Current portion of restructuring reserves                6,508       6,740
                                                         --------    --------
      Total current liabilities                            31,323      33,670
Long-term debt                                             36,112      32,132
Restructuring reserves                                      9,510       9,510
Other non-current liabilities                               3,335       3,219
                                                         --------    --------
      Total liabilities                                    80,280      78,531
Stockholders' equity:
   Preferred stock, $0.0001 par value; authorized
      750,000 shares; no shares issued or outstanding        --           --
   Preferred stock, Series B, $0.0001 par value;
      authorized 250,000 shares; no shares issued or
      outstanding                                            --           --
   Common stock, $0.0001 par value; authorized
      25,000,000 shares; issued and outstanding
      May 31, 1997 and March 1, 1997, 8,512,059 shares          1           1
   Additional paid-in capital                              39,018      39,018
   Retained earnings (accumulated deficit)                 (8,445)     (5,446)
                                                         --------    --------
       Total stockholders' equity                          30,574      33,573
                                                         --------    --------
       Total liabilities and stockholders' equity        $110,854    $112,104
                                                         ========    ========

See accompanying notes to condensed financial statements.

                            STROUDS, INC.
                  CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except share data)
                              (Unaudited)

                                                           13 WEEKS ENDED
                                                       ----------------------
                                                        MAY 31,      JUNE 1,
                                                         1997         1996
                                                       ---------    ---------
Net sales                                              $ 50,451     $ 46,436
Costs and expenses:
   Cost of sales, buying and occupancy                   37,570       32,760
   Selling and administrative expenses                   15,005       14,670
   Amortization of excess of cost over
      net assets acquired                                    65           65
                                                       ---------    ---------
                                                         52,640       47,495
                                                       ---------    ---------

      Operating loss                                     (2,189)      (1,059)


Other income                                                 55           14
Interest expense, net                                      (865)        (276)
                                                       ---------    ---------

      Loss before income taxes                           (2,999)      (1,321)

Income tax benefit                                          ---          643
                                                       ---------    ---------

      Net loss                                         $ (2,999)    $   (678)
                                                       =========    =========



      Net loss per share                               $  (0.35)    $  (0.08)
                                                       =========    =========


Weighted average common and common
   equivalent shares outstanding                          8,512        8,512
                                                       =========    =========

See accompanying notes to condensed financial statements.

                            STROUDS, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands)
                              (Unaudited)

                                                           13 WEEKS ENDED
                                                       ----------------------
                                                        MAY 31,      JUNE 1,
                                                         1997         1996
                                                       ---------    ---------
Cash flows from operating activities:
   Net loss                                            $ (2,999)    $   (678)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization of property
            and equipment                                 1,235        1,004
         Restructuring charge                              (232)         ---
         Amortization of excess of cost over net
            assets acquired                                  65           65
         (Increase) decrease in assets:
            Accounts receivable                             382         (245)
            Merchandise inventory                            42         (329)
            Income taxes receivable                       2,488          ---
         Increase (decrease) in accounts payable and
            accrued expenses                             (3,503)       1,567
         Other                                           (1,701)       1,902
                                                       ---------    ---------
            Net cash provided by (used in) operating
               activities                                (4,223)       3,286
                                                       ---------    ---------

Cash flows from investing activities:
   Capital expenditures                                    (695)      (3,604)
                                                       ---------    ---------
            Net cash used in investing activities          (695)      (3,604)
                                                       ---------    ---------

Cash flows from financing activities:
   Borrowings under long-term debt                       62,189        9,650
   Repayment of long-term debt                          (58,196)      (7,400)
   Principal payments under capital lease obligations       (13)         (92)
   Decrease (increase) in overdraft                       1,389       (1,552)
                                                       ---------    ---------
            Net cash provided by financing activities     5,369          606
                                                       ---------    ---------

            Net increase in cash                            451          288
Cash at beginning of period                                 765          210
                                                       ---------    ---------
Cash at end of period                                  $  1,216     $    498
                                                       =========    =========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                         $    902     $    263
      Income taxes                                          ---          191
                                                       =========    =========

See accompanying notes to condensed financial statements.

                             STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)


(1)     INTERIM FINANCIAL STATEMENTS

The accompanying Condensed Balance Sheet as of May 31, 1997 and the related Condensed Statements of Operations and Condensed Statements of Cash Flows for the 13 weeks ended May 31, 1997 and June 1, 1996 are unaudited. The unaudited operating results reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Information pertaining to the year ended March 1, 1997 is derived from the audited financial statements included in the Company's 1996 Annual Report on Form 10-K. This information should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1996 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the 13 weeks ended May 31, 1997 may not be indicative of the results to be expected for the entire fiscal year.


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

Reclassifications

Certain reclassifications have been made to the June 1, 1996 amounts to conform to the May 31, 1997 presentation.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(3)     PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                        MAY 31,     MARCH 1,
(in thousands)                                           1997         1997
--------------                                         ---------    ---------
Furniture, fixtures and equipment                      $ 41,250     $ 42,346
Equipment held under capital leases                       2,111        2,111
Leasehold improvements                                    9,100        7,308
                                                       ---------    ---------
                                                         52,461       51,765
Impairment valuation reserve                             (1,750)      (1,800)
Accumulated depreciation and amortization               (26,143)     (24,857)
                                                       ---------    ---------
                                                       $ 24,568     $ 25,108
                                                       =========    =========

(4)     RESTRUCTURING

During the fourth quarter of fiscal 1996, the Company initiated a comprehensive restructuring plan (the "Restructuring Plan"), which resulted in a pretax charge of $16.3 million. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of up to 16 underperforming stores and implementing cost reduction measures, including workforce reductions, to more closely align the Company's cost structure with future expected revenues.

The Company closed 2 stores in the Midwest in May and June 1997.  As of
May 31, 1997, no changes have been made to the estimated Restructuring Plan costs and no charges were recorded to operations.

During the first quarter of fiscal 1997, cash used related to the Restructuring Plan totaled $232,000, relating primarily to workforce reductions and consulting and advisory fees associated with the Company's restructuring and cost reduction efforts.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


The following table summarizes the Restructuring Plan charges and payments or asset write-downs:

                                              Payments and asset   Future cash
                                  1996       write-downs through   outlays and
(in thousands)                  Provision        May 31, 1997        charges
----------------------------   -----------   -------------------   -----------
Occupancy, lease termination
and subsidy costs associated
with the closure or
disposition of stores           $  7,375          $     15           $ 7,360

Asset write-down; merchandise
inventory, leasehold improve-
ments, furniture and fixtures
and equipment                      7,215                --             7,215

Employee severance and other
related costs                      1,660               217             1,443
                               ----------        ----------         ----------
Total                           $ 16,250          $    232           $ 16,018
                               ==========        ==========         ==========

(5)     LONG-TERM DEBT

At May 31, 1997, the Company had outstanding borrowings of $34,004,000 under its $40,000,000 Revolving Credit Facility (the "Credit Facility"). Included in the Credit Facility is a $6,000,000 letter of credit sub-facility. As of May 31, 1997, the Company had outstanding letters of credit amounting to $366,200 for purchase commitments to foreign suppliers under this sub-facility.

On June 27, 1997, the Company and the provider of its Credit Facility amended certain terms and conditions of the Credit Facility. Under the amended terms and conditions, the Company's covenants will be reset to be reflective of the Company's anticipated earnings, capital expenditures and cash flow over the remaining term of the Credit Facility. Borrowings may not exceed 65% of eligible inventory through August 31, 1998 and 60% thereafter except, borrowings may be increased to 65% for 120 consecutive days commencing April 1, 1999. Interest will be payable at the provider's prime rate plus 1.125% or LIBOR plus 3.25%. Commencing June 1, 1998, the Company can lower its interest rate spread up to a maximum of 1.00% provided it achieves certain specified earnings targets measured on a quarterly year-to-date basis. In addition, the Company has also agreed to provide all of its unencumbered fixed assets as additional security to the Credit Facility.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW

The following sets forth certain factors that have affected the Company's results of operations in recent periods, and management believes will continue to affect the Company in the future.

Restructuring and Asset Impairment

During the fourth quarter of fiscal 1996, the Company initiated a comprehensive restructuring and cost reduction plan (the "Restructuring Plan"), resulting in a pretax charge of $16.3 million. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of up to 16 underperforming stores and implementing cost reduction measures, including workforce reductions, to more closely align the Company's cost structure with future expected revenues. During the first quarter of fiscal 1997, the Company closed 1 store in the greater Chicago area. Management believes that the closing and disposition of up to 15 additional stores will approximate 2 years to complete.

During the fourth quarter of fiscal 1996, the Company recorded a pretax charge of $1.8 million for the impairment of certain operating assets. The principal factors leading up to the charge were current and future operating losses on individual operating assets, whereby the carrying value of certain operating assets exceeded the current estimate of future cashflows from the related assets. The Company will continually evaluate the performance of its operating assets for the factors noted above and, if conditions warrant, write-down the value of such assets commensurate with the current and estimated future operating performance.


RESULTS OF OPERATIONS

13 Weeks Ended May 31, 1997 Compared to the 13 Weeks Ended June 1, 1996
-----------------------------------------------------------------------

Net sales for the thirteen weeks ended May 31, 1997 increased $4.0 million, or 8.6%, to $50.5 million versus $46.4 million in the same period last year. Comparable store sales decreased $2.1 million, or 5.0%, for the period. Sales from new stores and expanded or replacement stores increased by $6.1 million.

Management believes the decrease in comparable store sales is volume related and primarily attributable to a larger negative impact related to competitive openings for the first quarter of 1997 versus the same period a year ago. Approximately 21% of the comparable stores were affected by new competitive openings for the first quarter of 1997 compared to approximately 10% for the same period last year. To a lesser extent, comparable store sales were negatively impacted due to an decrease in advertising frequency versus a year ago.

Cost of sales, buying and occupancy for the 13 weeks ended May 31, 1997 were $37.6 million versus $32.8 million for the same period a year ago, a $4.8 million increase. This dollar increase was attributable primarily to new and expanded stores. As a percent of net sales, cost of sales, buying and occupancy increased to 74.5% from 70.5% for the same period a year ago. The reduced gross margin was due to markdowns taken for inventory liquidation related to the closing of 2 stores. Additionally, higher occupancy costs associated with new and expanded stores, where average store sales were lower, reduced gross margin.

Selling and administrative expenses for the 13 weeks ended May 31, 1997 increased $0.3 million to $15.0 million versus $14.7 million for the same period in fiscal 1996 and decreased as a percentage of net sales from 31.6% to 29.7%. The decrease as a percent of net sales was primarily due to lower advertising costs this year versus the first quarter last year in the Midwest markets. General and administrative expense as a percent of sales was 5.7% versus 6.5% a year ago. The decline as a percent of sales was primarily the result of workforce reductions and related expenditures associated with the Company's restructuring activities.

As a result of the factors noted above, the Company had an operating loss for the 13 weeks ended May 31, 1997 of $2.2 million versus an operating loss of $1.1 million for the same period a year ago, a $1.1 million increase.

Interest expense net, increased $0.6 million to $0.9 million for the 13 weeks ended May 31, 1997 versus $0.3 million for the same period in fiscal 1996. Interest expense grew as a result of increased borrowings to meet working capital needs and to finance the development of new stores.

The Company recorded no income tax benefit associated with its operating loss for the 13 weeks ended May 31, 1997 due to the uncertainty of the Company's future taxable earnings. The Company recognized an income tax benefit of $0.6 million for the same period last year. The estimated effective tax rate is subject to continuing evaluation and modification by management.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs are primarily to support its inventory requirements, store expansion and refurbishment and systems development. The Company has historically financed its operations primarily with internally generated funds and its credit facilities. At May 31, 1997, the Company's working capital was $46.4 million, while advances from its revolving promissory note (the "Credit Facility") was $34.0 million. The Company had $0.6 million available for borrowings under its Credit Facility as determined by the Company's eligible "borrowing base" at May 31, 1997.

On June 27, 1997, the Company and the provider of its Credit Facility amended certain terms and conditions of the Credit Facility. Under the amended terms and conditions, the Company's covenants will be reset to be reflective of the Company's anticipated earnings, capital expenditures and cash flow over the remaining term of the Credit Facility. Borrowings may not exceed 65% of eligible inventory through August 31, 1998 and 60% thereafter except, borrowings may be increased to 65% for 120 consecutive days commencing
April 1, 1999. Interest will be payable at the provider's prime rate plus 1.125% or LIBOR plus 3.25%. Commencing June 1, 1998, the Company can lower its interest rate spread up to a maximum of 1.00% provided it achieves certain specified earnings targets measured on a quarterly year-to-date basis. In addition, the Company has also agreed to provide all of its unencumbered fixed assets as additional security to the Credit Facility.

Cash used in operating activities for the 13 weeks ended May 31, 1997 was $4.2 million. During the 13 week period ended May 31, 1997, accounts payable and accrued expenses decreased $3.5 million as a result of the Company's slower expansion program and seasonal factors related to inventory and product purchases. Additionally for the period ended May 31, 1997, cash used in operating activities included a refund of $2.5 million in income taxes and $0.2 million in restructuring payments. These items did not occur for the same period in fiscal 1996.

Net cash used in investing activities for the 13 weeks ended May 31, 1997 was $0.7 million. These funds were used for capital expenditures supporting the Company's store expansion program and systems development. In the first quarter of fiscal 1997, the Company opened 1 superstore and converted 1 original format store into an outlet store.

Cash provided by financing activities for the 13 weeks ended May 31, 1997 was $5.4 million. The Company had net borrowings of $4.0 million primarily to fund expansion and to meet working capital needs for the 13 weeks ended
May 31, 1997.

The Company's capital expenditures for the remainder of fiscal 1997 are currently expected to be approximately $2.0 million and will relate primarily to the Company's commitment to develop 2 additional new superstores, convert 3 superstores to outlet stores and continue to improve the Company's management information systems. The commitment to open 2 additional new superstores in fiscal 1997 will approximate $0.5 million for furniture, fixtures and equipment and $120,000 for related leasehold improvements. The conversion of 3 superstores into outlet stores will require estimated capital improvements of $35,000 per store. Existing store expansion and improvements will cost approximately $350,000. In addition to capital improvements, the Company estimates that the gross inventory requirements of a new superstore will be approximately $1.0 million per store. The Company plans to spend $720,000 for replacement, enhancements and upgrades of its management information systems.

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


CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties which are more fully described in
Item 1, Part I of the Company's Annual Report on Form 10-K for the Fiscal Year Ended March 1, 1997.

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

   10.6          Warrant Agreement (Warrant 1), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.7          Warrant Agreement (Warrant 2), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.8          Loan and Security Agreement between BankAmerica Business
                 Credit, Inc. and Strouds, Inc., dated January 13, 1997.
                      Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 1, 1997, as filed with the Commission on May 30, 1996.
*  10.9          First Amendment to Loan and Security Agreement between
                 BankAmerica Business Credit, Inc. and Strouds, Inc., dated
                 January 15, 1997.
*  10.10         Second Amendment to Loan and Security Agreement between
                 BankAmerica Business Credit, Inc. and Strouds, Inc., dated
                 June 27, 1997.
   10.11         International Swap Dealers Association, Inc. Master Agreement
                 between Bank of America National Trust and Savings
                 Association and Strouds, Inc., dated March 6, 1996.
                      Incorporated herein by reference to the Company s Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.12         Registration Rights Agreement dated as of January 2, 1996 by and between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.13         Security Agreement between Lyon Credit Corporation and
                 Strouds, Inc., dated July, 1996.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended August 31, 1996, as filed with the Commission on October 11, 1996.
*  10.14         Employment Agreement between Charles Chinni and Strouds,
                 Inc., dated July 7, 1997.
*  11            Statement re: Computation of Per Share Earnings.
*  27            Financial Data Schedule
__________________________________

*     Filed herewith

b)  Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended May 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:  July 14, 1997





                                    STROUDS, INC.
                                    (Registrant)







                                    /s/ Charles Chinni
                                    ---------------------
                                    Charles Chinni
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)







                                    /s/ Douglas C. Felderman
                                    ------------------------
                                    Douglas C. Felderman
                                    Senior Vice President, Finance
                                    and Chief Financial Officer
                                    (Principal Financial Officer)

                           EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------
    3.1          Form of Restated Certificate of Incorporation of the Company.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
    3.2          Restated By-laws of the Company.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
    4            Rights Agreement, dated as of November 17, 1995, between
                 Strouds, Inc. and American Stock Transfer & Trust Company.
                      Incorporated herein by reference to the Company s Form 8-K, as filed with the Commission on December 1, 1995.
   10.1          Stock Option Plan for Executive and Key Employees of the
                 Company, including the form of the individual option agreement thereunder.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.2          Form of Amendment to Stock Option Plan for Executive and Key
                 Employees of the Company, including the form of the amendment to the individual option agreement thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
   10.3          Amended and Restated 1994 Equity Participation Plan of the
                 Company, including the forms of the individual option agreements thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
   10.4          Form of the Company s Employee Qualified Stock Purchase Plan.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
   10.5          Amendment to the Strouds, Inc. Employee Qualified Stock
                 Purchase Plan, January 5, 1995.
                      Incorporated herein by reference to the Company s Form 10-K for the fiscal year ended February 25, 1995, as filed with the Commission on May 25, 1995.
   10.6          Warrant Agreement (Warrant 1), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.7          Warrant Agreement (Warrant 2), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.

Exhibit No.      Description
-----------      -----------
   10.8          Loan and Security Agreement between BankAmerica Business
                 Credit, Inc. and Strouds, Inc., dated January 13, 1997.
                      Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 1, 1997, as filed with the Commission on May 30, 1996.
*  10.9          First Amendment to Loan and Security Agreement between
                 BankAmerica Business Credit, Inc. and Strouds, Inc., dated
                 January 15, 1997.
*  10.10         Second Amendment to Loan and Security Agreement between
                 BankAmerica Business Credit, Inc. and Strouds, Inc., dated
                 June 27, 1997.
   10.11         International Swap Dealers Association, Inc. Master Agreement
                 between Bank of America National Trust and Savings
                 Association and Strouds, Inc., dated March 6, 1996.
                      Incorporated herein by reference to the Company s Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.12         Registration Rights Agreement dated as of January 2, 1996 by and between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.13         Security Agreement between Lyon Credit Corporation and
                 Strouds, Inc., dated July, 1996.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended August 31, 1996, as filed with the Commission on October 11, 1996.
*  10.14         Employment Agreement between Charles Chinni and Strouds,
                 Inc., dated July 7, 1997.
*  11            Statement re: Computation of Per Share Earnings.
*  27            Financial Data Schedule
__________________________________

*     Filed herewith