Form 10-Q
period 1997-08-30
STROUDS INC
filed 1997-10-10
CIK 927760

   As filed with the Securities and Exchange Commission on October 10, 1997
_____________________________________________________________________________


                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                        -------------------
                             FORM 10-Q
                        -------------------


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended August 30, 1997

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


                           (626) 912-2866
         (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ----    ----

Number of shares of common stock outstanding at October 8, 1997:  8,556,682

                            STROUDS, INC.



                               INDEX



                                                                    Page No.
                                                                    --------
PART I.     FINANCIAL INFORMATION

     ITEM 1.     FINANCIAL STATEMENTS:

                 Condensed Balance Sheets as of August 30, 1997
                    (Unaudited) and March 1, 1997                       3

                 Condensed Statements of Operations for the
                    Thirteen and Twenty-Six Weeks Ended August 30,
                    1997 and August 31, 1996 (Unaudited)                4

                 Condensed Statements of Cash Flows for the
                    Twenty-Six Weeks Ended August 30, 1997
                    and August 31, 1996 (Unaudited)                     5

                 Notes to Condensed Financial Statements                6

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                    9


PART II.    OTHER INFORMATION

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    13

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                       14

                 SIGNATURES                                             16

PART I.     FINANCIAL INFORMATION
---------------------------------

ITEM 1.     FINANCIAL STATEMENTS

                            STROUDS, INC.
                       CONDENSED BALANCE SHEETS
                                                       AUGUST 30,   MARCH 1,
(in thousands, except share data)                         1997        1997
---------------------------------                       --------    --------
ASSETS                                                 (Unaudited)
Current assets:
   Cash                                                 $    990    $    765
   Accounts receivable                                     2,444       1,957
   Merchandise inventory                                  67,063      69,934
   Other                                                   4,657       5,677
                                                        --------    --------
      Total current assets                                75,154      78,333
Property and equipment - at cost, net of accumulated
   depreciation and amortization                          22,733      25,108
Excess of cost over net assets acquired, net of
   accumulated amortization                                7,660       7,789
Other assets                                                 867         874
                                                        --------    --------
      Total assets                                      $106,414    $112,104
                                                        ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                 $    560    $    561
   Accounts payable                                       15,635      16,950
   Accrued expenses                                       11,674       9,419
   Current portion of restructuring reserves               4,555       6,740
                                                        --------    --------
      Total current liabilities                           32,424      33,670
Long-term debt                                            31,702      32,132
Restructuring reserves                                     9,510       9,510
Other non-current liabilities                              3,302       3,219
                                                        --------    --------
      Total liabilities                                   76,938      78,531
Stockholders' equity:
   Preferred stock, $0.0001 par value; authorized
      750,000 shares; no shares issued or outstanding       --           --
   Preferred stock, Series B, $0.0001 par value;
      authorized 250,000 shares; no shares issued or
      outstanding                                           --           --
   Common stock, $0.0001 par value; authorized
      25,000,000 shares; issued and outstanding
      August 30, 1997, 8,556,682 shares;  and
      March 1, 1997, 8,512,059 shares                          1           1
   Additional paid-in capital                             39,049      39,018
   Accumulated deficit                                    (9,574)     (5,446)
                                                        --------    --------
       Total stockholders' equity                         29,476      33,573
                                                        --------    --------
       Total liabilities and stockholders' equity       $106,414    $112,104
                                                        ========    ========

See accompanying notes to condensed financial statements.
                                 3

                                       STROUDS, INC.
                            CONDENSED STATEMENTS OF OPERATIONS
                             (in thousands, except share data)
                                        (Unaudited)

                                              13 WEEKS ENDED          26 WEEKS ENDED
                                          ----------------------   ----------------------
                                          August 30,   August 31,  August 30,   August 31,
                                            1997         1996        1997         1996
                                          ---------    ---------   ---------    ---------
Net sales                                 $ 53,797     $ 49,516    $104,248     $ 95,952
Costs and expenses:
   Cost of sales, buying and occupancy      39,561       35,411      77,131       68,171
   Selling and administrative expenses      14,389       13,970      29,394       28,640
   Amortization of excess of cost over
      net assets acquired                       64           64         129          129
                                          ---------    ---------   ---------    ---------
                                            54,014       49,445     106,654       96,940
                                          ---------    ---------   ---------    ---------

      Operating income (loss)                 (217)          71      (2,406)        (988)


Other income                                    61           66         116           80
Interest expense, net                         (973)        (353)     (1,838)        (629)
                                          ---------    ---------   ---------    ---------

      Loss before income taxes              (1,129)        (216)     (4,128)      (1,537)

Income tax (expense) benefit                   --          (121)        --           522
                                          ---------    ---------   ---------    ---------

      Net loss                            $ (1,129)    $   (337)   $ (4,128)    $ (1,015)
                                          =========    =========   =========    =========



      Net loss per share                  $  (0.13)    $  (0.04)   $  (0.48)    $  (0.12)
                                          =========    =========   =========    =========


Weighted average common and common
   equivalent shares outstanding             8,550        8,519       8,543        8,516
                                          =========    =========   =========    =========

See accompanying notes to condensed financial statements.

                            STROUDS, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands)
                              (Unaudited)

                                                           26 WEEKS ENDED
                                                       ---------------------
                                                       AUGUST 30,  AUGUST 31,
                                                         1997        1996
                                                       ---------   ---------
Cash flows from operating activities:
   Net loss                                            $ (4,128)   $ (1,015)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization of property
            and equipment                                 2,407       2,074
         Restructuring charge                            (1,050)        ---
         Amortization of excess of cost over net
            assets acquired                                 129         129
         (Increase) decrease in assets:
            Accounts receivable                            (487)     (1,008)
            Merchandise inventory                         2,871      (2,439)
            Income taxes receivable                       2,488         ---
         Increase (decrease) in accounts payable and
            accrued expenses                             (1,275)      4,551
         Other                                           (1,377)      1,398
                                                       ---------   ---------
            Net cash provided by (used in) operating
               activities                                  (422)      3,690
                                                       ---------   ---------

Cash flows from investing activities:
   Capital expenditures                                  (1,168)     (6,690)
                                                       ---------   ---------
            Net cash used in investing activities        (1,168)     (6,690)
                                                       ---------   ---------

Cash flows from financing activities:
   Borrowings under long-term debt                      117,211      22,900
   Repayment of long-term debt                         (117,616)    (17,300)
   Principal payments under capital lease obligations       (26)       (154)
   Decrease (increase) in overdraft                       2,215      (1,552)
   Other equity transactions                                 31          37
                                                       ---------   ---------
            Net cash provided by financing activities     1,815       3,931
                                                       ---------   ---------

            Net increase in cash                            225         931
Cash at beginning of period                                 765         210
                                                       ---------   ---------
Cash at end of period                                  $    990    $  1,141
                                                       =========   =========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                         $  1,785    $    570
      Income taxes                                          ---         195
                                                       =========   =========

See accompanying notes to condensed financial statements.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)



(1)     INTERIM FINANCIAL STATEMENTS

The accompanying Condensed Balance Sheet as of August 30, 1997 and the related Condensed Statements of Operations for the 13 and 26 weeks ended August 30, 1997 and August 31, 1996 and Condensed Statements of Cash Flows for the 26 weeks ended August 30, 1997 and August 31, 1996 are unaudited. The unaudited operating results reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Information pertaining to the year ended March 1, 1997 is derived from the audited financial statements included in the Company's 1996 Annual Report on Form 10-K. This information should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1996 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the 13 and 26 weeks ended August 30, 1997 may not be indicative of the results to be expected for the entire fiscal year.


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


Reclassifications

Certain reclassifications have been made to the August 31, 1996 amounts to conform to the August 30, 1997 presentation.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)




(3)     PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:
                                                      AUGUST 30,    MARCH 1,
(in thousands)                                          1997         1997
--------------                                        ---------    ---------
Furniture, fixtures and equipment                     $ 40,359     $ 42,346
Equipment held under capital leases                      2,081        2,111
Leasehold improvements                                   8,833        7,308
                                                      ---------    ---------
                                                        51,273       51,765
Impairment valuation reserve                            (1,700)      (1,800)
Accumulated depreciation and amortization              (26,840)     (24,857)
                                                      ---------    ---------
                                                      $ 22,733     $ 25,108
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

The Company closed 2 stores in the Midwest in May and June 1997 and closed 1 store in Southern California in June 1997. As of August 30, 1997, no changes have been made to the estimated Restructuring Plan costs and no charges were recorded to operations.

During the first half of fiscal 1997, cash used related to the Restructuring Plan totaled $1.1 million relating primarily to workforce reductions and consulting and advisory fees associated with the Company's restructuring and cost reduction efforts.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)




The following table summarizes the Restructuring Plan charges and payments or asset write-downs:

                                              Payments and asset   Future cash
                                  1996       write-downs through   outlays and
(in thousands)                  Provision     August 30, 1997       charges
----------------------------   -----------   ------------------   -----------
Occupancy, lease termination
and subsidy costs associated
with the closure or
disposition of stores         $    7,375        $      498        $    6,877

Asset write-down; merchandise
inventory, leasehold improve-
ments, furniture and fixtures
and equipment                      7,215             1,054             6,161

Employee severance and other
related costs                      1,660               633             1,027
                              ----------        ----------        ----------
Total                         $   16,250        $    2,185        $   14,065
                              ==========        ==========        ==========


(5)     LONG-TERM DEBT

At August 30, 1997, the Company had outstanding borrowings of $29,733,000 under its $40,000,000 Revolving Credit Facility (the "Credit Facility"). Included in the Credit Facility is a $6,000,000 letter of credit sub-facility. As of August 30, 1997, the Company had outstanding letters of credit amounting to $1,780,000 for purchase commitments to foreign suppliers under this sub-facility.

On June 27, 1997, the Company and the provider of its Credit Facility amended certain terms and conditions of the Credit Facility. Under the amended terms and conditions, the Company's covenants were reset to be reflective of the Company's anticipated earnings, capital expenditures and cash flow over the remaining term of the Credit Facility. Borrowings may not exceed 65% of eligible inventory through August 31, 1998 and 60% thereafter except, borrowings may be increased to 65% for 120 consecutive days commencing April 1, 1999. Interest will be payable at the provider's prime rate plus 1.125% or LIBOR plus 3.25%. Commencing June 1, 1998, the Company can lower its interest rate spread up to a maximum of 1.00% provided it achieves certain specified earnings targets measured on a quarterly year-to-date basis. In addition, the Company has also agreed to provide all of its unencumbered fixed assets as additional security to the Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Overview

The following sets forth certain factors that have affected the Company's results of operations in recent periods, and management believes will continue to affect the Company in the future.

Restructuring and Asset Impairment

During the fourth quarter of fiscal 1996, the Company initiated a comprehensive restructuring and cost reduction plan (the "Restructuring Plan"), resulting in a pretax charge of $16.3 million. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of up to 16 underperforming stores and implementing cost reduction measures, including workforce reductions, to more closely align the Company's cost structure with future expected revenues. During the first half of fiscal 1997, the Company closed 2 stores in the greater Chicago area and 1 store in Southern California. Management believes that the closing and disposition of up to 13 additional stores will take approximately 18 months to complete.

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

RESULTS OF OPERATIONS

13 Weeks Ended August 30, 1997 Compared to the 13 Weeks Ended August 31, 1996
-----------------------------------------------------------------------------

Net sales for the 13 weeks ended August 30, 1997 increased $4.3 million, or 8.6%, to $53.8 million versus $49.5 million in the same period last year. Comparable store sales increased $0.5 million, or 1.3%, for the period. Sales from new stores and expanded or replacement stores increased by $5.1 million. Sales were reduced by $1.3 million due to 3 store closures.

Management believes the increase in comparable store sales was primarily attributable to a stronger summer clearance event versus last year. To a lesser extent, the increase was negatively impacted by competitive openings for the second quarter of 1997 versus the same period a year ago. Approximately 21% of the comparable stores were affected by new competitive openings for the second quarter of 1997 compared to approximately 14% for the same period last year.

Cost of sales, buying and occupancy for the 13 weeks ended August 30, 1997 were $39.6 million versus $35.4 million for the same period a year ago, a $4.2 million increase. This dollar increase was attributable primarily to new and expanded stores. As a percent of net sales, cost of sales, buying and occupancy increased to 73.5% from 71.5% for the same period a year ago. The reduced gross margin was due to a higher level of markdowns taken for the Company's summer clearance event versus the same period a year ago. Additionally, higher occupancy costs associated with new and expanded stores, where average store sales were lower, reduced gross margin.

Selling and administrative expenses for the 13 weeks ended August 30, 1997 increased $0.4 million to $14.4 million versus $14.0 million for the same period in fiscal 1996 and decreased as a percentage of net sales from 28.2% to 26.7%. The decrease as a percent of net sales was primarily due to a reduction in the number of physical inventory counts provided by an outside contractor and the result of workforce reductions and related expenditures associated with the Company's restructuring activities.

As a result of the factors noted above, the Company had an operating loss for the 13 weeks ended August 30, 1997 of $0.2 million versus an operating income of $71,000 for the same period a year ago, a $0.3 million decrease.

Interest expense net, increased $0.6 million to $1.0 million for the 13 weeks ended August 30, 1997 versus $0.4 million for the same period in fiscal 1996. Interest expense increased primarily as a result of increased borrowings to meet working capital needs and to finance the development of new stores.

The Company recorded no income tax benefit associated with its operating loss for the 13 weeks ended August 30, 1997 due to the uncertainty of the Company's future taxable earnings. The Company recognized an income tax expense of $0.1 million for the same period last year. The estimated effective tax rate is subject to continuing evaluation and modification by management.


26 WEEKS ENDED August 30, 1997 COMPARED TO THE 26 WEEKS ENDED AUGUST 31, 1996
-----------------------------------------------------------------------------

Net sales for the 26 weeks ended August 30, 1997 increased $8.2 million, or 8.6%, to $104.2 million versus $96.0 million in the same period last year. Comparable store sales decreased $1.6 million, or 1.9%, for the period. Sales from new stores and expanded or replacement stores increased by $11.1 million. Sales were reduced by $1.3 million due to 3 store closures.

Management believes the decrease in comparable store sales is volume related and primarily attributable to the negative impact of competitive openings for the first half of 1997 versus the same period a year ago. Approximately 21% of the comparable stores were affected by new competitive openings for the first half of 1997 compared to approximately 12% for the same period last year. To a lesser extent, comparable store sales were negatively impacted due to a decrease in advertising versus a year ago.

Cost of sales, buying and occupancy for the 26 weeks ended August 30, 1997 were $77.1 million versus $68.2 million for the same period a year ago, a $8.9 million increase. This dollar increase was attributable, primarily, to new stores and expanded stores. As a percent of net sales, cost of sales, buying and occupancy increased to 74.0% from 71.0% for the same period a year ago. The reduced gross margin was due to a higher level of markdowns taken, versus the same period a year ago, in an effort to reduce inventory levels chain wide and in connection with the Company's summer clearance event . Additionally, higher occupancy costs associated with new and expanded stores, where average store sales were lower, reduced gross margin.

Selling and administrative expenses for the 26 weeks ended August 30, 1997 increased $0.8 million to $29.4 million versus $28.6 million for the same period in fiscal 1996 and decreased as a percentage of net sales from 29.8% to 28.2%. The decrease as a percent of sales was primarily due to lower advertising costs, a reduction in the number of physical inventory counts provided by an outside contractor and lower general and administrative expenses this year versus the first half of last year. General and administrative expense as a percent of sales was 5.5% versus 6.2% a year ago. The improvement as a percent of sales was primarily the result of workforce reductions and related expenditures associated with the Company's restructuring activities.

The Company had an operating loss for the 26 weeks ended August 30, 1997 of $2.4 million versus an operating loss of $1.0 million for the same period a year ago, a $1.4 million increase, as a result of the factors noted above.

Interest expense net, increased $1.2 million to $1.8 million for the 26 weeks ended August 30, 1997 versus $0.6 million for the same period in fiscal 1996. Interest expense increased as a result of increased borrowings to meet working capital needs and to finance the development of new stores.

The Company recorded no income tax benefit associated with its operating loss for the 26 weeks ended August 30, 1997 due to the uncertainty of the Company's future taxable earnings. The Company recognized an income tax benefit of $0.5 million for the same period last year. The estimated effective tax rate is subject to continuing evaluation and modification by management.



LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs are primarily to support its inventory requirements, store expansion and refurbishment and systems development. The Company has historically financed its operations primarily with internally generated funds, trade credit and its credit facilities. At August 30, 1997, the Company's working capital was $42.7 million, while advances from its revolving promissory note (the "Credit Facility") were $29.7 million. The Company had $4.3 million available for borrowings under its Credit Facility as determined by the Company's eligible "borrowing base" at August 30, 1997.

On June 27, 1997, the Company and the provider of its Credit Facility amended certain terms and conditions of the Credit Facility. Under the amended terms and conditions, the Company's covenants were reset to be reflective of the Company's anticipated earnings, capital expenditures and cash flow over the remaining term of the Credit Facility. Borrowings may not exceed 65% of eligible inventory through August 31, 1998 and 60% thereafter except, borrowings may be increased to 65% for 120 consecutive days commencing
April 1, 1999. Interest will be payable at the provider's prime rate plus 1.125% or LIBOR plus 3.25%. Commencing June 1, 1998, the Company can lower its interest rate spread up to a maximum of 1.00% provided it achieves certain specified earnings targets measured on a quarterly year-to-date basis. In addition, the Company has also agreed to provide all of its unencumbered fixed assets as additional security to the Credit Facility.

Cash used in operating activities for the 26 weeks ended August 30, 1997 was $0.4 million. During the 26 week period ended August 30, 1997, inventory decreased $2.9 million due to store closures. Additionally, for the period ended August 30, 1997, cash flow from operating activities included a refund of $2.5 million in income taxes and $1.1 million in restructuring payments. These items did not occur for the same period in fiscal 1996.

Net cash used in investing activities for the 26 weeks ended August 30, 1997 was $1.2 million. These funds were used for capital expenditures supporting the Company's store expansion program, conversions and systems development. In the first half of fiscal 1997, the Company opened 2 superstores and converted 2 superstores and 2 original format stores into outlet stores.

Cash provided by financing activities for the 26 weeks ended August 30, 1997 was $1.8 million. The Company had net repayments to borrowings of $0.4 million.

The Company's capital expenditures for the remainder of fiscal 1997 are currently expected to be approximately $2.2 million and will relate primarily to the refurbishment of and remodel of existing stores, development of the Company's new point-of-sale system and other management information systems enhancements and for other general corporate purposes. Existing store improvements will cost approximately $500,000 and management information systems development will cost approximately $1.2 million.



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

PART II.    OTHER INFORMATION
-----------------------------

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on July 8, 1997, the following individuals were elected to the Board of Directors:

                              Votes For          Votes Against
                              ---------          -------------
Wilfred C. Stroud             6,667,032             590,179
Jonathan W. Spatz (1)         7,193,640              63,571
Joseph A. Imbrogulio          6,657,398             599,813
Larry R. Bemis                6,666,328             590,883
Dale D. Achabal               6,667,032             590,179
Marco F. Weiss                6,667,032             590,179

(1) Mr. Spatz resigned from his position on the Board of Directors September 10, 1997.


The following proposal was approved at the Company's Annual Meeting:

                                     Votes     Votes    Votes     Broker
                                      For     Against  Abstain  Non-votes
                                   ---------  -------  -------  ---------
Approve certain amendments to
the Company's Amended and
Restated 1994 Equity
Participation Plan to, among
other things (i) increase the
number of shares of the
Company's Common Stock
available for issuance there-
under from 850,000 to 1,250,000,
and (ii) amend the formula grant
provisions to provide for an
annual grant of 2,000 options
to the Company's non-employee
directors.                         6,396,265  826,626   14,167     30,153


The following proposal was approved at the Company's Annual Meeting:

                                   Votes For  Votes Against  Votes Abstain
                                   ---------  -------------  -------------
Ratify the appointment of KPMG
Peat Marwick LLP as the Company's
independent public accountants
for the fiscal year ending on
February 28, 1998.                 7,255,755        992            464

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
   10.8          Loan and Security Agreement between BankAmerica Business
                 Credit, Inc. and Strouds, Inc., dated January 13, 1997.
                      Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 1, 1997, as filed with the Commission on May 30, 1996.
   10.9          First Amendment to Loan and Security Agreement between
                 BankAmerica Business Credit, Inc. and Strouds, Inc., dated
                 January 15, 1997.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended May 31, 1997, as filed with the Commission on July 15, 1997.
   10.10         Second Amendment to Loan and Security Agreement between
                 BankAmerica Business Credit, Inc. and Strouds, Inc., dated
                 June 27, 1997.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended May 31, 1997, as filed with the Commission on July 15, 1997.
   10.11         International Swap Dealers Association, Inc. Master Agreement
                 between Bank of America National Trust and Savings
                 Association and Strouds, Inc., dated March 6, 1996.
                      Incorporated herein by reference to the Company s Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.12         Registration Rights Agreement dated as of January 2, 1996 by and between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.13         Security Agreement between Lyon Credit Corporation and
                 Strouds, Inc., dated July, 1996.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended August 31, 1996, as filed with the Commission on October 11, 1996.
   10.14         Employment Agreement between Charles Chinni and Strouds,
                 Inc., dated July 7, 1997.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended May 31, 1997, as filed with the Commission on July 15, 1997.
*  11            Statement re: Computation of Per Share Earnings.
*  27            Financial Data Schedule
__________________________________

*     Filed herewith

b)  Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended August 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:  October 8, 1997





                                    STROUDS, INC.
                                    (Registrant)







                                    /s/ Charles Chinni
                                    ---------------------
                                    Charles Chinni
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)







                                    /s/ Douglas C. Felderman
                                    ------------------------
                                    Douglas C. Felderman
                                    Senior Vice President, Finance
                                    and Chief Financial Officer
                                    (Principal Financial Officer)

                           EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------
    3.1          Form of Restated Certificate of Incorporation of the Company.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
    3.2          Restated By-laws of the Company.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
    4            Rights Agreement, dated as of November 17, 1995, between
                 Strouds, Inc. and American Stock Transfer & Trust Company.
                      Incorporated herein by reference to the Company s Form 8-K, as filed with the Commission on December 1, 1995.
   10.1          Stock Option Plan for Executive and Key Employees of the
                 Company, including the form of the individual option agreement thereunder.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.2          Form of Amendment to Stock Option Plan for Executive and Key
                 Employees of the Company, including the form of the amendment to the individual option agreement thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
   10.3          Amended and Restated 1994 Equity Participation Plan of the
                 Company, including the forms of the individual option agreements thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
   10.4          Form of the Company s Employee Qualified Stock Purchase Plan.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
   10.5          Amendment to the Strouds, Inc. Employee Qualified Stock
                 Purchase Plan, January 5, 1995.
                      Incorporated herein by reference to the Company s Form 10-K for the fiscal year ended February 25, 1995, as filed with the Commission on May 25, 1995.
   10.6          Warrant Agreement (Warrant 1), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.7          Warrant Agreement (Warrant 2), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.8          Loan and Security Agreement between BankAmerica Business
                 Credit, Inc. and Strouds, Inc., dated January 13, 1997.
                      Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 1, 1997, as filed with the Commission on May 30, 1996.

Exhibit No.      Description
-----------      -----------
   10.9          First Amendment to Loan and Security Agreement between
                 BankAmerica Business Credit, Inc. and Strouds, Inc., dated
                 January 15, 1997.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended May 31, 1997, as filed with the Commission on July 15, 1997.
   10.10         Second Amendment to Loan and Security Agreement between
                 BankAmerica Business Credit, Inc. and Strouds, Inc., dated
                 June 27, 1997.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended May 31, 1997, as filed with the Commission on July 15, 1997.
   10.11         International Swap Dealers Association, Inc. Master Agreement
                 between Bank of America National Trust and Savings
                 Association and Strouds, Inc., dated March 6, 1996.
                      Incorporated herein by reference to the Company s Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.12         Registration Rights Agreement dated as of January 2, 1996 by and between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.13         Security Agreement between Lyon Credit Corporation and
                 Strouds, Inc., dated July, 1996.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended August 31, 1996, as filed with the Commission on October 11, 1996.
   10.14         Employment Agreement between Charles Chinni and Strouds,
                 Inc., dated July 7, 1997.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended May 31, 1997, as filed with the Commission on July 15, 1997.
*  11            Statement re: Computation of Per Share Earnings.
*  27            Financial Data Schedule
__________________________________

*     Filed herewith