Form 10-Q
period 1997-11-29
STROUDS INC
filed 1998-01-13
CIK 927760

   As filed with the Securities and Exchange Commission on January 13, 1998
_____________________________________________________________________________


                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                        -------------------
                             FORM 10-Q
                        -------------------


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended November 29, 1997

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

                           (626) 912-2866
         (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  X   No
                                                        ----    ----

Number of shares of common stock outstanding at January 8, 1998:  8,556,682

                            STROUDS, INC.


                               INDEX


                                                                    Page No.
                                                                    --------
PART I.     FINANCIAL INFORMATION

     ITEM 1.     FINANCIAL STATEMENTS:

                 Condensed Balance Sheets as of November 29, 1997
                    (Unaudited) and March 1, 1997                        3

                 Condensed Statements of Operations for the
                    Thirteen and Thirty-Nine Weeks Ended November 29,
                    1997 and November 30, 1996 (Unaudited)               4

                 Condensed Statements of Cash Flows for the
                    Thirty-Nine Weeks Ended November 29, 1997
                    and November 30, 1996 (Unaudited)                    5

                 Notes to Condensed Financial Statements                 6

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                     9


PART II.    OTHER INFORMATION

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                       15

                 SIGNATURES                                             18

PART I.     FINANCIAL INFORMATION
---------------------------------

ITEM 1.     FINANCIAL STATEMENTS


                            STROUDS, INC.
                       CONDENSED BALANCE SHEETS
                                                      NOVEMBER 29,  MARCH 1,
(in thousands, except share data)                         1997       1997
---------------------------------                      ---------   ---------
ASSETS                                                (Unaudited)
Current assets:
   Cash                                                $    955    $    765
   Accounts receivable                                    3,746       1,957
   Merchandise inventory                                 73,544      69,934
   Other                                                  4,861       5,677
                                                       --------    --------
      Total current assets                               83,106      78,333
Property and equipment - at cost, net of accumulated
   depreciation and amortization                         21,970      25,108
Excess of cost over net assets acquired, net of
   accumulated amortization                               7,595       7,789
Other assets                                                867         874
                                                       --------    --------
      Total assets                                     $113,538    $112,104
                                                       ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                $    561    $    561
   Accounts payable                                      19,280      16,950
   Accrued expenses                                      16,441       9,419
   Current portion of restructuring reserves              4,102       6,740
                                                       --------    --------
      Total current liabilities                          40,384      33,670
Long-term debt                                           31,320      32,132
Restructuring reserves                                    9,510       9,510
Other non-current liabilities                             3,385       3,219
                                                       --------    --------
      Total liabilities                                  84,599      78,531
Stockholders' equity:
   Preferred stock, $0.0001 par value; authorized
      750,000 shares; no shares issued or outstanding       --          --
   Preferred stock, Series B, $0.0001 par value;
      authorized 250,000 shares; no shares issued or
      outstanding                                           --          --
   Common stock, $0.0001 par value; authorized
      25,000,000 shares; issued and outstanding
      November 29, 1997, 8,556,682 shares;  and
      March 1, 1997, 8,512,059 shares                         1           1
   Additional paid-in capital                            39,049      39,018
   Accumulated deficit                                  (10,111)     (5,446)
                                                       --------     --------
       Total stockholders' equity                        28,939       33,573
                                                       --------     --------
       Total liabilities and stockholders' equity      $113,538     $112,104
                                                       ========     ========

See accompanying notes to condensed financial statements.

                                       STROUDS, INC.
                            CONDENSED STATEMENTS OF OPERATIONS
                             (in thousands, except share data)
                                        (Unaudited)

                                              13 WEEKS ENDED          39 WEEKS ENDED
                                        ------------------------  ------------------------
                                        November 29, November 30, November 29, November 30,
                                            1997         1996        1997         1996
                                        -----------  -----------  ----------   -----------
Net sales                                 $ 56,877     $ 54,984    $161,125     $150,936
Costs and expenses:
   Cost of sales, buying and occupancy      41,505       39,061     118,636      107,232
   Selling and administrative expenses      15,038       17,593      44,433       46,233
   Amortization of excess of cost over
      net assets acquired                       65           65         194          194
                                          ---------    ---------   ---------    ---------
                                            56,608       56,719     163,263      153,659
                                          ---------    ---------   ---------    ---------

      Operating income (loss)                  269       (1,735)     (2,138)      (2,723)


Other income                                    64           22         180          102
Interest expense, net                         (869)        (511)     (2,707)      (1,140)
                                          ---------    ---------   ---------    ---------

      Loss before income taxes                (536)      (2,224)     (4,665)      (3,761)

Income tax benefit                              --          646          --        1,168
                                          ---------    ---------   ---------    ---------

      Net loss                            $   (536)    $ (1,578)   $ (4,665)    $ (2,593)
                                          =========    =========   =========    =========



      Net loss per share                  $  (0.06)    $  (0.18)   $  (0.55)    $  (0.30)
                                          =========    =========   =========    =========


Weighted average common and common
   equivalent shares outstanding             8,658        8,523       8,551        8,518
                                          =========    =========   =========    =========
<?Table>

See accompanying notes to condensed financial statements.



                            STROUDS, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands)
                              (Unaudited)
                                                           39 WEEKS ENDED
                                                     ------------------------
                                                     NOVEMBER 29, NOVEMBER 30,
                                                         1997        1996
                                                     -----------  -----------
Cash flows from operating activities:
   Net loss                                            $ (4,665)   $ (2,593)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation and amortization of property
            and equipment                                 3,582       3,238
         Restructuring expenditures                      (1,455)         --
         Amortization of excess of cost over net
            assets acquired                                 194         194
         (Increase) decrease in assets:
            Accounts receivable                          (1,789)     (1,751)
            Merchandise inventory                        (3,610)    (13,111)
            Income taxes receivable                       2,488          --
         Increase (decrease) in accounts payable and
            accrued expenses                              6,006       8,315
         Other                                           (1,498)        907
                                                       ---------   ---------
            Net cash used in operating activities          (747)     (4,801)
                                                       ---------   ---------

Cash flows from investing activities:
   Capital expenditures                                  (1,628)     (9,784)
   Other                                                     --          83
                                                       ---------   ---------
            Net cash used in investing activities        (1,628)     (9,701)
                                                       ---------   ---------

Cash flows from financing activities:
   Borrowings under long-term debt                      201,037      39,350
   Repayments of long-term debt                        (201,810)    (22,919)
   Principal payments under capital lease obligations       (39)       (205)
   Increase (decrease) in overdraft                       3,346      (1,552)
   Other equity transactions                                 31          37
                                                       ---------   ---------
            Net cash provided by financing activities     2,565      14,711
                                                       ---------   ---------

            Net increase in cash                            190         209
Cash at beginning of period                                 765         210
                                                       ---------   ---------
Cash at end of period                                  $    955    $    419
                                                       =========   =========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                         $  2,614    $  1,066
      Income taxes                                           27         195
                                                       =========   =========

See accompanying notes to condensed financial statements.


                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)




(1)     INTERIM FINANCIAL STATEMENTS

The accompanying Condensed Balance Sheet as of November 29, 1997 and the related Condensed Statements of Operations for the 13 and 39 weeks ended
November 29, 1997 and November 30, 1996 and Condensed Statements of Cash Flows for the 39 weeks ended November 29, 1997 and November 30, 1996 are unaudited.
The unaudited operating results reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Information pertaining to the year ended
March 1, 1997 is derived from the audited financial statements included in the Company's 1996 Annual Report on Form 10-K. This information should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1996 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the 13 and 39 weeks ended November 29, 1997 may not be indicative of the results to be expected for the entire fiscal year.



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




                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


Recently Issued Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No, 130,
"Reporting Comprehensive Income." SFAS No, 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has not determined the impact of SFAS no. 130 on its consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No, 131,
"Disclosures about Segments of and Enterprise and Related Information."  SFAS
No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS no. 131 is effective for financial statements issued for periods beginning after December
15, 1997. The Company has not determined the impact of SFAS No. 131 on its consolidated financial statements.


Reclassifications

Certain reclassifications have been made to the November 30, 1996 amounts to conform to the November 29, 1997 presentation.



(3)     PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:
                                                    NOVEMBER 29,    MARCH 1,
(in thousands)                                          1997         1997
--------------                                        ---------    ---------
Furniture, fixtures and equipment                     $ 40,507     $ 42,346
Equipment held under capital leases                      2,081        2,111
Leasehold improvements                                   9,098        7,308
                                                      ---------    ---------
                                                        51,686       51,765
Impairment valuation reserve                            (1,651)      (1,800)
Accumulated depreciation and amortization              (28,065)     (24,857)
                                                      ---------    ---------
                                                      $ 21,970     $ 25,108
                                                      =========    =========





                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


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

The Company closed 2 stores in its Midwest markets in May and June 1997 and closed 1 store in Southern California in June 1997. As of November 29, 1997, no changes have been made to the estimated Restructuring Plan costs and no charges were recorded to operations.

During the first three quarters of fiscal 1997, cash used related to the Restructuring Plan totaled $1.5 million relating primarily to workforce reductions, lease termination charges and consulting and advisory fees.

The following table summarizes the Restructuring Plan charges and payments or asset write-downs:

                                              Payments and asset   Future cash
                                  1996       write-downs through   outlays and
(in thousands)                  Provision     November 29, 1997      charges
----------------------------   -----------   ------------------   -----------
Occupancy, lease termination
and subsidy costs associated
with the closure or
disposition of stores          $   7,375          $     668        $   6,707

Asset write-down; merchandise
inventory, leasehold improve-
ments, furniture and fixtures
and equipment                      7,215              1,131            6,084

Employee severance and other
related costs                      1,660                839              821
                               ----------         ----------       ----------
Total                          $  16,250          $   2,638        $  13,612
                               ==========         ==========       ==========








                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(5)     LONG-TERM DEBT

At November 29, 1997, the Company had outstanding borrowings of $29,495,000 under its $40,000,000 Revolving Credit Facility (the "Credit Facility").
Included in the Credit Facility is a $6,000,000 letter of credit sub-facility.
As of November 29, 1997, the Company had outstanding letters of credit amounting to $312,000 for purchase commitments to foreign suppliers under this sub-facility. The Company was in compliance with the covenants contained in the Credit Facility at November 29, 1997.

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

Restructuring and Asset Impairment

During the fourth quarter of fiscal 1996, the Company initiated a comprehensive restructuring and cost reduction plan (the "Restructuring
Plan"), resulting in a pretax charge of $16.3 million. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of up to 16 underperforming stores and implementing cost reduction measures, including workforce reductions, to more closely align the Company's cost structure with future expected revenues. During the first three quarters of fiscal 1997, the Company closed 2 stores in its Midwest markets and 1 store in Southern California. Management believes that the closing and disposition of up to 13 additional stores will take approximately
18 months to complete. The estimated closure and disposition period is subject to continuing evaluation and modification by management.

During the fourth quarter of fiscal 1996, the Company recorded a pretax charge of $1.8 million for the impairment of certain operating assets. The principal factors leading up to the charge were current and future operating losses on individual operating assets, whereby the carrying value of certain operating assets exceeded the current estimate of future cash flows from the related assets. The Company will continually evaluate the performance of its operating assets for the factors noted above and, if conditions warrant, write-down the value of such assets commensurate with the current and estimated future operating performance.

The Year 2000 Issue

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather then the year 2000. This cold result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.


RESULTS OF OPERATIONS

13 WEEKS ENDED NOVEMBER 29, 1997 COMPARED TO THE 13 WEEKS ENDED NOVEMBER 30,
1996
----------------------------------------------------------------------------

Net sales for the 13 weeks ended November 29, 1997 increased $1.9 million, or 3.4%, to $56.9 million versus $55.0 million in the same period last year.
Comparable store sales decreased $0.3 million, or 0.7%, for the period. Sales from new stores and expanded or replacement stores increased by $4.2 million.
Comparable sales were reduced by $2.0 million due to 4 store closures.
Management believes the decrease in comparable store sales is primarily due to increased competitive openings over the same period a year ago.

Cost of sales, buying and occupancy for the 13 weeks ended November 29, 1997 were $41.5 million versus $39.1 million for the same period a year ago, a $2.4 million increase. This dollar increase was attributable primarily to new and expanded stores. As a percent of net sales, cost of sales, buying and occupancy increased to 73.0% from 71.0% for the same period a year ago. The reduced gross margin percentage was due to higher markdowns and higher occupancy costs associated with new and expanded stores, where average store sales were lower.

Selling and administrative expenses for the 13 weeks ended November 29, 1997 decreased $2.6 million to $15.0 million versus $17.6 million for the same period in fiscal 1996 and decreased as a percentage of net sales from 32.0% to 26.4%. The decrease as a percent of net sales was primarily due to reduced advertising expense as a result of less television advertising in all of the Company's markets, increased participation from the Company's trade creditors in the Company's advertising and reduced labor expense related to the Company's restructuring activities.

As a result of the factors noted above, the Company had operating income for the 13 weeks ended November 29, 1997 of $0.3 million versus an operating loss of $1.7 million for the same period a year ago, a $2.0 million increase.

Interest expense net, increased $0.4 million to $0.9 million for the 13 weeks ended November 29, 1997 versus $0.5 million for the same period in fiscal
1996. Interest expense increased primarily as a result of increased borrowings to meet working capital needs and to finance the development of new stores and refurbishment of existing stores.

The Company recorded no income tax benefit associated with its loss for the 13 weeks ended November 29, 1997 due to the uncertainty of the recoverability of deferred tax assets related to the Company's future taxable earnings. The
Company recognized an income tax benefit of $0.6 million for the same period last year. The estimated effective tax benefit is subject to continuing evaluation and modification by management.


39 WEEKS ENDED NOVEMBER 29, 1997 COMPARED TO THE 39 WEEKS ENDED NOVEMBER 30,
1996
----------------------------------------------------------------------------

Net sales for the 39 weeks ended November 29, 1997 increased $10.2 million, or 6.8%, to $161.1 million versus $150.9 million in the same period last year.
Comparable store sales decreased $1.9 million, or 1.4%, for the period. Sales from new stores and expanded or replacement stores increased by $16.2 million.
Comparable sales were reduced by $4.1 million due to 4 store closures.

Management believes the decrease in comparable store sales is volume related and primarily attributable to the negative impact of competitive openings for the first three quarters of 1997 versus the same period a year ago.
Approximately 23% of the comparable stores were affected by new competitive openings for the first three quarters of 1997 compared to approximately 16% for the same period last year. To a lesser extent, comparable store sales were negatively impacted due to a decrease in advertising versus a year ago.

Cost of sales, buying and occupancy for the 39 weeks ended November 29, 1997 were $118.6 million versus $107.2 million for the same period a year ago, an



$11.4 million increase. This dollar increase was attributable, primarily, to new and expanded stores. As a percent of net sales, cost of sales, buying and occupancy increased to 73.6% from 71.0% for the same period a year ago. The reduced gross margin was due to a higher level of markdowns taken, versus the same period a year ago, in an effort to reduce inventory levels chain wide and in connection with the Company's summer clearance event in the second quarter.
Additionally, higher occupancy costs associated with new and expanded stores, where average store sales were lower, reduced gross margin.

Selling and administrative expenses for the 39 weeks ended November 29, 1997 decreased $1.8 million to $44.4 million from $46.2 million for the same period in fiscal 1996 and decreased as a percentage of net sales from 30.6% to 27.6%.
The decrease as a percent of sales was primarily due to reduced advertising expense as a result of less television advertising in all of the Company's markets, increased participation from the Company's trade creditors in the Company's advertising, lower store labor expense associated with the Company's restructuring efforts and lower general and administrative expenses this year versus the first three quarters of last year. General and administrative expense as a percent of sales was 5.5% versus 6.1% a year ago. The improvement as a percent of sales was primarily the result of workforce reductions, deferring the filling of open staff positions and related expenditures associated with the Company's restructuring activities.

The Company had an operating loss for the 39 weeks ended November 29, 1997 of $2.1 million versus an operating loss of $2.7 million for the same period a year ago, a $0.6 million increase, as a result of the factors noted above.

Interest expense net, increased $1.6 million to $2.7 million for the 39 weeks ended November 29, 1997 versus $1.1 million for the same period in fiscal
1996. Interest expense increased as a result of increased borrowings to meet working capital needs and to finance the development of new stores.

The Company recorded no income tax benefit associated with its operating loss for the 39 weeks ended November 29, 1997 due to the uncertainty of the recoverability of deferred tax assets related to the Company's future taxable earnings. The Company recognized an income tax benefit of $1.2 million for the same period last year. The estimated effective tax benefit is subject to continuing evaluation and modification by management.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs are primarily to support its inventory requirements, store expansion and refurbishment and systems development. The Company has historically financed its operations primarily with internally generated funds, trade credit and its credit facilities. At November 29, 1997, the Company's working capital was $42.7 million, while advances from its Revolving
Credit Facility (the "Credit Facility") were $29.5 million.  The Company had
$8.4 million available for borrowings under its Credit Facility as determined by the Company's eligible "borrowing base" at November 29, 1997. The Company was in compliance with the covenants contained in the Credit Facility at November 29, 1997.


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

Cash used in operating activities for the 39 weeks ended November 29, 1997 was $0.7 million. During the 39 week period ended November 29, 1997, inventory increased $3.6 million due to seasonal factors. Additionally, for the period ended November 29, 1997, cash flow from operating activities included a refund of $2.5 million in income taxes and $1.5 million in restructuring payments.
These items did not occur for the same period in fiscal 1996.

Net cash used in investing activities for the 39 weeks ended November 29, 1997 was $1.6 million. These funds were used for capital expenditures supporting the Company's store expansion program, store refurbishments, conversions and systems development. In the first three quarters of fiscal 1997, the Company opened 2 superstores and converted 2 superstores and 2 original format stores into outlet stores.

Cash provided by financing activities for the 39 weeks ended November 29, 1997 was $2.6 million. The Company reduced its borrowings under its Credit
Facility by $0.8 million.

The Company's capital expenditures for the remainder of fiscal 1997 are currently expected to be approximately $1.8 million and will relate primarily to the refurbishment of and remodel of existing stores, development of the Company's new point-of-sale system and other management information systems enhancements, improvements to its warehouse distribution facility and for other general corporate purposes. Existing store improvements will cost approximately $300,000 and management information systems development will cost approximately $1.0 million.

Management believes that funds generated from operations, its Credit Facility and use of trade credit will be sufficient to satisfy the Company's working capital requirements and commitments for capital expenditures through the third quarter of fiscal 1998.








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
__________________________________

*     Filed herewith



b)  Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended
    November 29, 1997



















































SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:  January 8, 1998





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


