Form 10-K
period 1998-02-28
STROUDS INC
filed 1998-05-27
CIK 927760

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 27, 1998
______________________________________________________________________________

                     SECURITY AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                        --------------------------
                                 FORM 10-K
                        --------------------------
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO
      SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended February 28, 1998

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

                                 (626) 912-2866
             (Registrant s telephone number, including area code)

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


                         (Page 1 of 2 Page Cover Page)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non affiliates of the Registrant, based upon the closing sales price of the Common Stock on May 15, 1998 as reported on the Nasdaq National Market, was approximately $20,749,050.

Number of shares of Common Stock outstanding at May 15, 1998:   8,579,022



                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant s 1998 Annual Meeting of Stockholders are incorporated by reference into Part III, to be filed no later than June 26, 1998.


































                         (Page 2 of 2 Page Cover Page)

                                    PART I
                                    ------


ITEM 1.   BUSINESS
--------------------

Strouds, Inc. ("Strouds" or the "Company") is a leading specialty retailer of better quality bed, bath, tabletop and other home textiles products, decorative accessories, window treatments, furniture and area rugs. The Company provides interior design assistance and an array of home improvement services including custom window treatments, window replacements, shutters, kitchen remodeling, closet organizers and carpeting for complete home decorating.

The Company was founded in July 1979 by Bill Stroud, currently Chairman of the Board. The first store opened in Pasadena, California in November 1979 under the name of "Strouds Linen Warehouse." As of February 28, 1998, the Company operated 66 retail stores in California, Illinois, Minnesota, Nevada and Maryland.


MERCHANDISING

Strouds carries three primary product groupings: bedding, bath, and tabletop. Bedding merchandise consists of sheets, comforters, bedding accessories, bed pillows, comforter covers, mattress pads, blankets, decorative pillows and bedspreads. Bath merchandise consists of towels, bath accessories, bath rugs, shower curtains and organization items. Tabletop merchandise consists of tablecloths, placemats, kitchen textiles and napkin rings. Strouds also carries a limited assortment of home decorating accessories in a number of its stores.

The Company's merchandising strategy is to carry a full line of quality merchandise to appeal to a broad range of customers, with an emphasis on higher quality products found in better department and specialty retail stores. Strouds' merchandise assortment includes popular brand names and a wide assortment of more fashion-oriented upscale lines and designer collections, some of which are not available at certain of its department and specialty store competitors. The Company believes that the breadth and depth of its selection far exceeds what is generally available in department stores and is greater than most other specialty retail stores.

The Company's pricing strategy is to maintain everyday low prices that are substantially below department store regular prices, and consistently at or below department store "Sale" prices and competitive with prices at its specialty retail competitors for like merchandise. As one of the leading participants in the home textiles market, the Company believes it benefits from volume purchasing advantages that support its competitive pricing policy.

CUSTOMER SERVICE

Strouds customer service training is among the best in the retail industry. Every sales associate is tested on product information materials they receive with new merchandise as it comes into the store. Once a year, the Linen Experts Challenge examination is given, and those who pass, earn their Linen Expert badge. The learning does not stop there, however. Strouds sales associates and management are constantly updating their information and augmenting their skills as new products are added to store selections. We believe none of our competitors requires such extensive product knowledge.

To complement our associates' product expertise, we are currently improving the check-out experience with enhanced functionality in our existing point-of-sale registers. These enhancements automate certain aspects of the check-out process that were previously handled manually. Longer term, our plans are to install a new generation point-of-sale system to further improve customer service. Our gift registry, which was very well-received during its first year, will also be refined going forward to serve customer needs even better.


STORE FORMAT

SUPERSTORES. In 1988, the Company changed from its original format, which included stores ranging from 5,000 to 10,000 square feet, to a larger superstore format, which averaged approximately 17,800 square feet. The Company has continued to increase the size of its superstores which have averaged approximately 25,700 square feet for new and expanded stores opened in the past two years. Since the opening of the first superstore, all of the Company s new stores have used the superstore format (other than 5 stores opened as outlet stores and the Company's prototype home decorating store in Irvine, CA). During fiscal 1997, the Company completed the conversion of its 2 remaining original format stores to outlet stores and, additionally, converted 2 of its superstores to outlet stores.

The primary purpose of the Company s shift to the superstore format has been to meet the demands of an increasingly competitive environment. These stores feature improved merchandise presentations, new merchandise categories, higher quality fixtures and an overall ambiance that management believes substantially improves the Strouds shopping experience. The Company s superstores, on average, have experienced higher sales volume but lower sales per square foot than the Company s original format stores. As a result, although the Company s occupancy costs per square foot have not risen significantly, occupancy cost as a percentage of net sales has increased.
This has adversely affected the Company s gross profit, which includes buying, occupancy and distribution expenses. Because of the impact of the shift in store format on average store-level performance, results in different periods may not be comparable.

Strouds currently operates 48 superstores averaging approximately 17,800 square feet. The 46 superstores that were open for the twelve months ended February 28, 1998 generated average sales of $3.7 million and average sales per square foot of $213.

OUTLET STORES. The Company currently operates 17 outlet stores. These smaller facilities (approximately 8,100 square feet) target a more bargain-oriented customer. The Company's outlet stores sell slow selling merchandise from superstores that has been marked down and special purchases from suppliers of discounted, irregular and production overruns. These stores utilize simpler, more promotional fixturing and visual displays.

Comparable outlet stores averaged $1.8 million of sales and produced average sales per square foot of $235 for the twelve months ended February 28, 1998 (excluding one outlet store which had sales of $5.6 million and sales per square foot of $550).

HOME DECORATING CENTER. The Company continues to test a new prototype home decorating center which opened in December 1996 in Irvine, California. The home decorating center is 50,000 square feet with custom fixturing, architecturally stimulating ceiling and walls, integrated products by room environment and/or lifestyle, an interior design help desk, a seminar center for customer decorating or product usage workshops and a clearance shop for the budget minded shopper. The home decorating center carries a larger assortment of the same products found in the Company s newer superstores as well as furniture items.

The following table shows, by store format, the number of stores in operation at the end of each of the following fiscal years and the number of stores opened, closed or converted during each year.

                                                          HOME
                          SUPER-                       DECORATING   TOTAL
1995                      STORE    OUTLET     ORIGINAL   CENTER     STORES
----                    -------    -------    --------   -------    -------
Stores opened                 6          1        ---        ---          7
Stores closed               ---        ---        ---        ---        ---
Store conversions             3        ---         (3)       ---        ---
                        -------    -------    -------    -------    -------
Ending store count           46         10          5          0         61
                        -------    -------    -------    -------    -------
1996
----
Stores opened                 6        ---        ---          1          7
Stores closed                (1)       ---        ---        ---         (1)
Store conversions            (1)         4         (3)       ---        ---
                        -------    -------    -------    -------    -------
Ending store count           50         14          2          1         67
                        -------    -------    -------    -------    -------
1997
----
Stores opened                 2        ---        ---        ---          2
Stores closed                (2)       (1)        ---        ---         (3)
Store conversions            (2)         4         (2)       ---        ---
                        -------    -------    -------    -------    -------
Ending store count           48         17          0          1         66
                        =======    =======    =======    =======    =======

                                    Page 5

                                                          HOME
                          SUPER-                       DECORATING   TOTAL
                          STORE    OUTLET     ORIGINAL   CENTER     STORES
                        -------    -------    --------   -------    -------
Average square feet per
   store February 28,
   1998                  17,800      8,100        ---     50,000     15,800
                        =======    =======    =======    =======    =======

MARKETING AND SALES PROMOTION

Our marketing and sales promotion strategies have undergone significant restructuring. Strouds has traditionally utilized television as the primary advertising medium. Ads were generally clustered around a seasonal sale or store opening, leaving gaps between events with little or no marketing activity. For the past six months, we have been advertising on a more consistent basis and have changed the mix of media to maintain the Strouds name at the top of the consumer's mind. We are being more selective with the use of television and emphasizing direct mail, radio and newspaper advertising. This shift in media has allowed Strouds to promote more frequently on a lower net cost basis.


MANAGEMENT INFORMATION SYSTEMS

The Company's management information systems (MIS) is being restructured to provide better support to its users. This means faster and more applicable software development and desktop applications as well as greater field support for distribution processes and equipment upgrades. Capital has been allocated for improving the company's merchandise distribution and financial systems, which includes addressing the Year 2000 requirement to ensure a smooth systems transition for the millennium.

Most of our efforts will be centered around installing new merchandise, distribution and financial software and solving the Year 2000 problem in a timely manner. However, we are also enhancing our existing point-of-sale register system to add more functionality, improve customer service, provide a better tool for capturing customer data and support in-store personnel. These upgrades will allow us to continue progressing while a new generation point-of-sale system is developed. A single-store pilot test of this new system is expected to be in place by October 1998.


EXPANSION STRATEGY

In 1994, the Company began a major expansion strategy into markets outside of its core California markets. The strategy was to identify those markets with the population density and other demographic criteria that fit the requirements of the Strouds concept. In addition, a critical factor for choosing a particular market was its potential to achieve a level of critical mass necessary to obtain operating and advertising efficiencies. As a result, over the past three years Strouds opened 8 superstores in the greater Chicago and Minneapolis markets ("Midwest") and 2 superstores in the greater Washington D.C. market. To date, for the majority of these stores, sales volume has been below expectations resulting in higher store operating, administrative and advertising costs as a percent of sales than is currently experienced in the Company s California markets.

As a result of the operating performance of its Midwest and greater Washington D.C. stores, the Company stopped its expansion into new markets outside of California and established a restructuring plan in part for the purpose of closing underperforming stores in its expansion markets. Management believes the principal factors associated with the lower sales volume in these new markets was the lack of name recognition, number of existing competitors and store size.

The Company continues to have an active expansion strategy in California.
This consists of strategic in-filling and relocations of existing stores to accommodate store expansion and/or demographic shifts in its California markets. In fiscal 1997, the Company opened 1 new store in Santa Barbara, California and plans to open 1 new store in Monterey, California in 1998.
This continued development activity in California has from time to time negatively impacted the sales of existing Strouds stores. Management believes that the benefits of strengthening its market presence and adjusting to demographic shifts in the California marketplace have generally outweighed the reduced sales impact experienced by an existing nearby Strouds store.


RESTRUCTURING AND ASSET IMPAIRMENT

In light of the factors noted above, during fiscal 1996 the Company initiated a comprehensive restructuring and cost reduction plan (the "Restructuring Plan"), resulting in a pretax charge of $16.3 million. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of certain underperforming stores, elimination of underperforming merchandise categories and implementation of cost reduction measures, including workforce reductions, to more closely align the Company s cost structure with future expected revenues. As part of its restructuring efforts, the Company has closed 2 stores in its Midwest market, 1 in California and 1 in Nevada, is currently in the process of closing 2 additional stores (1 in Chicago and 1 in Washington, D.C.) and is actively looking to close up to 4 additional stores. The Company plans to continue to operate these stores, where appropriate, in the current format or, if circumstances warrant, convert to an outlet format in order to improve cash flow and minimize the ultimate cost of disposition. The estimated cost of closure, disposition and/or liquidation and the time involved is subject to continuing evaluation of these stores and merchandise categories by management. As of February 28, 1998, no changes had been made to the estimated Restructuring Plan Costs and no charges were recorded to operations.

During fiscal 1996, the Company recorded a pretax charge of $1.8 million for the impairment of certain operating assets. The principal factors leading up to the charge were current and future operating losses on individual operating assets, whereby the carrying value of certain operating assets exceeded the current estimate of future cash flows from the related asset. In fiscal 1997, the Company had no additional assets impaired. The Company will continually evaluate the performance of its operating assets for the factors noted above and, if conditions warrant, write-down the value of such assets commensurate with the current and estimated future operating performance.


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

The Company believes that the ability to compete successfully in its markets is determined by several factors, including pricing; breadth and quality of product selection; in-stock availability of merchandise; effective merchandise presentation; customer service; and store locations. The Company believes that it is well positioned to compete on the basis of these factors. Nevertheless, there can be no assurance that any or all of the factors that enable the Company to compete favorably will not be adopted by companies having greater financial and other resources than the Company. The home textiles industry is becoming increasingly competitive as several specialty retailers are expanding into new markets, including opening stores in California. In addition, if the Company expands into new markets, it will face new competitors.


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

EMPLOYEES

As of February 28, 1998, Strouds employed approximately 1,580 people, of which 1,334 were hourly employees and 246 were salaried. Of these employees, 1,417 were store employees, 48 were distribution center employees and 115 were corporate level employees. None of the Company s employees is covered by a collective bargaining agreement. Management believes that the Company enjoys good employee relations.


TRADEMARKS

The Company has registered in the United States Patent and Trademark Office its service marks "Strouds", "Strouds, The Linen Experts" and "Strouds Linen Outlet" for retail services.



CAUTIONARY STATEMENT FOR PURPOSE OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

CREDIT AVAILABILITY. At February 28, 1998 the Company utilized a $40 million credit facility for the purpose of supplementing its cash needs for capital expenditures, inventory and other working capital. On March 27, 1998, the Company entered into a new revolving credit agreement of up to $50.0 million. The dollar availability of the new revolving credit agreement is limited to the borrowing base (i.e., eligible inventory plus eligible accounts receivable) as defined in the credit agreement. Accordingly, availability may be less than the maximum available under the new revolving credit agreement. The availability of this new revolving credit agreement is subject to the Company complying with all the terms and conditions of the agreement. Additionally, any breach of the terms and conditions on the part of the Company may have a significant impact on the credit availability, the cost of the new revolving credit agreement or both. The occurrence of any of the factors noted above could substantially impair the Company's ability to operate its business and/or improve operating results.

RESTRUCTURING AND ASSET IMPAIRMENT. During the fourth quarter of fiscal 1996, the Company initiated a comprehensive restructuring and cost reduction plan (the "Restructuring Plan") for the closure or disposition of certain underperforming stores, elimination of underperforming merchandise categories and implementation of cost reduction measures. The Restructuring Plan is designed to improve the operating performance of the Company. The Company can make no assurances that the Restructuring Plan will improve the operating performance of the Company or that additional charges will not be incurred in the future related to additional store closures or dispositions.
Additionally, the Company periodically evaluates the current and future cashflows of individual operating assets to determine whether the carrying value of such assets exceed the current estimate of future cashflows from the related assets. Such an evaluation resulted in a $1,800,000 pretax charge in fiscal 1996 for the impairment of certain operating assets. In fiscal 1997, the Company had no additional assets impaired. The Company will continually evaluate the performance of its operating assets for the factors noted above and can make no assurances that the Company will not incur additional impairment charges in the future.

GROWTH STRATEGY. The Company initiated an aggressive growth strategy in fiscal 1994 with the emphasis of new store openings in markets other than its California markets where the majority of the Company s stores are located. This growth plan required substantial investment in property, plant and equipment, personnel, advertising, preopening costs and corporate infrastructure necessary to support significant growth. The Company growth strategy into new markets carries with it a number of risks, including a higher level of operating expenses, the ability to establish name recognition, attract and train store management and sales staff and successfully identify and address competitive and merchandising challenges that are different from those currently encountered in the Company s California markets. There can be no assurance that the Company's recent expansion or future expansion will be profitable.

Over the past three years Strouds opened 8 superstores in the greater Chicago and Minneapolis markets ("Midwest") and 2 superstores in the greater Washington D.C. market. To date, for the majority of these stores, sales volume has been below expectations resulting in higher store operating, administrative and advertising costs as a percent of sales than is currently experienced in the Company s California markets. As a result of the operating performance of its Midwest and greater Washington D.C. stores, the Company stopped its expansion into new markets outside of California and established a restructuring plan in part for the purpose of closing underperforming stores in its expansion markets. The Company has closed 2 stores in its Midwest market, 2 additional stores are closing (1 in Chicago and 1 in Washington, D.C.) and is actively looking to close up to 4 additional stores as part of its restructuring efforts. There can be no assurance that the Company will be successful in closing additional underperforming stores or in improving operating results in these markets.

The Company has commitments to open 1 additional new superstore in Monterey, California. Strouds establishes construction budgets for store development. These budgets assist in achieving a level of capital investment suitable for a particular store s location and to meet the planned return on investment goal. The Company relies heavily on local contractors, who may be inadequately capitalized or understaffed. The inability or failure of one or more local contractors to perform may result in construction delays and increased costs.

SUPERSTORE FORMAT. The Company has completed the conversion of its original format stores to the superstore format. Additionally, the Company has and continues to expand certain superstores and open new superstores. Management believes that the superstore format enables it to maintain a competitive presence in the markets in which it operates. However, this store format requires a substantially higher investment for store fixtures, leasehold improvements and inventory. Because of the larger size of the superstore, the Company incurs higher operating costs for rent. As a result, although the Company s occupancy costs per square foot has not risen significantly, occupancy costs as a percentage of sales has increased. This has adversely affected the Company s gross margin, which includes buying, occupancy and distribution expense. Other operating expenses of the superstore format are greater than those of the Company s outlet and original format stores such as payroll, utilities and maintenance expenses. As a result of the increased operating costs and expenses, the Company must achieve higher sales volumes for superstores to become profitable and meet Company performance requirements. Failure to achieve such increased sales volumes could result in lower operating margins or, if the sales shortfall is severe, store operating losses.

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

MANAGEMENT INFORMATION SYSTEMS AND YEAR 2000. The Company is planning to install new merchandise, distribution and financial software, enhance the existing point-of-sale register system and develop a new generation point-of-
sale system.   The Company s operations could be disrupted, however, if the transition to the new system is not effected smoothly or if the system does not perform as expected.

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather then the year 2000. This could result in a major system failure or miscalculations. In fiscal 1998, the Company anticipates spending approximately $1.0 million for the purpose of installing new merchandise, distribution and financial software. This investment is the major component of the Company's Year 2000 implementation plan. During fiscal 1997, the Company spent approximately $60,000 on Year 2000 implementation. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 problem may have a material impact on the operations of the Company. Also, there can be no assurance that the systems of other companies on which the Company's systems rely also will be converted in a timely manner or that any such failure to convert by another company would not have an adverse effect on the Company's systems.

RELIANCE ON KEY PERSONNEL. The Company is dependent on the services of its senior management team, including Wilfred C. (Bill) Stroud, Jr., Chairman, and Charles R. Chinni, President and Chief Executive Officer of the Company. The Company has an employment contract with Mr. Chinni ending on February 26, 2000. The employment contract is currently being amended. The loss of services of Mr. Stroud, Mr. Chinni or other key officers or employees could have a material adverse effect on the Company s operations. In addition, there can be no assurance that the Company will be able to attract and retain additional key personnel with the skills and expertise to manage its operations.

BUSINESS DISRUPTION / GEOGRAPHIC CONCENTRATION. The Company s corporate headquarters, principal distribution facility and the majority of its stores are located in California, a state known for seismic activity. Operating results could be materially affected by a significant earthquake if such an event should occur in a geographic area where there is a concentration of stores. In addition, there can be no assurance that operating results would not be permanently affected due to such an event.

ANTI-TAKEOVER EFFECT OF CERTAIN PROVISIONS OF THE COMPANY'S CERTIFICATE OF INCORPORATION AND BYLAWS. Certain provisions of the Company's Restated Certificate of Incorporation (the "Certificate") and Restated Bylaws (the "Bylaws"), as well as Delaware corporate law, may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a stockholder might consider to be in the stockholder's best interest. These provisions (i) provide that only the Board of Directors or Chief Executive Officer may call special meetings of the stockholders and that stockholders may not act by written consent, (ii) establish certain advance notice procedures for nomination of candidates for election as directors and for stockholder proposals to be considered at stockholders' meetings and (iii) restrict certain business combinations with interested stockholders. The Board of Directors has the authority of issue preferred stock in one or more series without the approval of the holders of the Common Stock. In certain circumstances, the fact that provisions are in place which inhibit or discourage takeover attempts could reduce the market value of the Common Stock.

VOLATILITY OF STOCK PRICE. The Company's Common Stock began trading on the Nasdaq National Market on October 12, 1994. The market price of the shares of Common Stock could be subject to significant fluctuations in response to the Company's operating results and other factors. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. These fluctuations as well as a shortfall in sales or earnings compared to public market analysts' expectations, changes in analysts' recommendations or projections, and general economic and market conditions, may adversely affect the market price of the Common Stock.



ITEM 2.     PROPERTIES
----------------------

The Company leases all of its retail stores. The leases expire at various dates principally between 1998 and 2011, the average new lease is 10 years, and generally has multiple five-year renewal options. Each store lease is negotiated individually. Lease terms usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. A proportionate share of certain operating costs such as common area maintenance, utilities, insurance, and taxes are typically paid by tenants.

The table below sets forth certain information concerning the Company's stores at the end of fiscal 1997:
                                            Home
                                         Decorating
   State         Superstore     Outlet     Center     Total
   -----         ----------     ------     ------     -----
   California        33           17          1         54
   Illinois           6           --         --          6
   Minnesota          2           --         --          2
   Nevada             2           --         --          2
   Maryland           2           --         --          2
                    ---          ---        ---        ---
       Total         48           17          1         66
                    ===          ===        ===        ===

The Company leases its corporate offices (approximately 40,000 square feet) in City of Industry, California and its distribution center (approximately 100,000 square feet) in Walnut, California.



ITEM 3.  LEGAL PROCEEDINGS
--------------------------

The Company is not a party to any material legal proceeding and is not aware of any pending or threatened litigation that, if decided adversely to the Company, would have a material adverse effect upon the Company's business, results of operations or financial condition.



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

                                    PART II
                                    -------


ITEM 5.  MARKET FOR REGISTRANT S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Stroud s Common Stock is listed on the Nasdaq National Market under the symbol "STRO." On May 8, 1998, there were approximately 1,200 stockholders, including beneficial stockholders whose stock is held in nominee or street name by brokers. The table below sets forth the high and low sales prices for Strouds Common Stock as reported by the Nasdaq National Market during the fiscal periods specified:

Fiscal Year 1996                High          Low
----------------               ------       -------
First Quarter                  5 3/4          3 3/4
Second Quarter                 5 1/4          3 3/4
Third Quarter                  5 1/8          3 5/8
Fourth Quarter                 4              2 7/8

Fiscal Year 1997                High          Low
----------------               ------       -------
First Quarter                  3 3/4          1 5/8
Second Quarter                 2 3/8          1 11/16
Third Quarter                  3 3/8          1 7/8
Fourth Quarter                 2 11/16        1 1/8

The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company s revolving promissory note facility effectively prohibits the payment of cash dividends by the Company.

On November 17, 1995, the Board of Directors declared a dividend of one preferred stock purchase right (the "Rights") for each share of common stock outstanding at the close of business on November 30, 1995. Each Right will entitle the registered holder thereof, after the Rights become exercisable and until November 17, 2005 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $0.0001 per share, at a price of $30.00 per one one-hundredth of a Preferred Share, subject to certain anti-dilution adjustments. The Rights also, under certain conditions, entitle the holders to purchase $60.00 worth of Common Stock for $30.00. The Rights expire on November 17, 2005, unless the Company decides to redeem them earlier at $0.01 per Right or upon the occurrence of certain events.

The Rights will not be exercisable or transferable apart from the Common Shares until the earlier to occur on (i) the 10th day after a public announcement that a Person (broadly defined as any individual, corporation or other entity) or group of affiliated or associated Persons has become an Acquiring Person (Person or group of affiliated or associated Persons who has acquired, or obtained the right to acquired, beneficial ownership of 15% or more of the Common Stock), or (ii) the 10th day after a Person or group commences, or announces an intention to commence, a tender or exchange offer, the consummation of which would result in the beneficial ownership by a Person or group of 15% or more of the Common Stock; provided, however, that BT Capital Partners, Inc. (f.k.a. BT Capital Corporation) ("BT Capital") will not be an Acquiring Person unless and until BT Capital acquires beneficial ownership of any Common Stock on or after December 17, 1995.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                      STROUDS, INC.
                          SELECTED FINANCIAL AND OPERATING DATA
IN THOUSANDS, EXCEPT PER SHARE
 AND OPERATING DATA                    1997       1996      1995(1)     1994       1993
------------------------------       --------   --------   --------   --------   --------
OPERATING STATEMENT DATA:
   Net sales                         $221,828   $209,778   $190,316   $174,585   $158,081
   Operating income (loss)               (918)   (22,766)     4,754      7,647      6,663
   Net income (loss)                   (3,798)   (21,968)     2,570      3,019      2,018

   Basic
   Net income (loss) per share          (0.44)     (2.58)      0.31       0.50       0.45
   Weighted average common shares
      outstanding(2)                    8,553      8,521      8,409      5,878      4,324

   Diluted
   Net income (loss) per share          (0.44)     (2.58)      0.30       0.47       0.35
   Weighted average common shares
      outstanding(2)(3)                 8,553      8,521      8,622      6,357      5,603

OPERATING DATA:
   Stores at end of period:
      Superstores                          48         50         46         37         29
      Home decorating centers               1          1        ---        ---        ---
      Outlet stores                        17         14         10          9          7
      Original format stores              ---          2          5          8         13
                                     --------   --------   --------   --------   --------
                                           66         67         61         54         49
                                     ========   ========   ========   ========   ========
Total square footage at end of
   period                           1,042,704  1,050,080    850,858    664,319    539,924
Comparable store net sales
   increase (decrease)(4)                 0.3%       0.1%     (3.4)%       5.4%       2.7%

BALANCE SHEET DATA (AT END OF PERIOD):
      Working capital               $  36,723   $ 44,663   $ 42,879   $ 31,264   $ 26,172
      Total assets                    101,078    112,104     94,007     83,185     68,141
      Long-term debt, including
         current maturities            30,031     32,693     12,683      1,367     29,729
      Redeemable preferred stock          ---        ---        ---        ---      1,000
      Stockholder s equity             29,839     33,573     55,469     52,272     13,086

(1)   53 weeks

(2) Shares of Common Stock subject to options and warrants issued within one year of the initial public offering date are reflected as outstanding for all periods presented.

(3) Includes as common equivalent shares the shares of Common Stock issuable upon exercise of the warrants and outstanding employee stock options, unless anti-dilutive.

(4) A new store or a converted or expanded store becomes comparable after it has been open under the same format for 13 months. Comparable store net sales are calculated by comparing new sales for comparable stores on a fiscal month basis in the respective periods.

ITEM 7. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
------------------------------------------------------------------------

                               STROUDS, INC.

                    MANAGEMENT S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following sets forth certain factors that have affected the Company s results of operations and management believes will continue to affect the Company in the future.


Expansion Strategy

In 1994, the Company began a major expansion strategy into markets outside of its core California markets. The strategy was to identify those markets with the population density and other demographic criteria that fit the requirements of the Strouds concept. In addition, a critical factor for choosing a particular market was its potential to achieve a level of critical mass necessary to obtain operating and advertising efficiencies. As a result, over the past three years Strouds opened 8 superstores in the greater Chicago and Minneapolis markets ("Midwest") and 2 superstores in the greater Washington D.C. market. To date, for the majority of these stores, sales volume has been below expectations resulting in higher store operating, administrative and advertising costs as a percent of sales than is currently experienced in the Company s California markets.

As a result of the operating performance of its Midwest and greater Washington D.C. stores, the Company stopped its expansion into new markets outside of California and established a restructuring plan in part for the purpose of closing underperforming stores in its expansion markets. Management believes the principal factors associated with the lower sales volume in these new markets was the lack of name recognition, number of existing competitors and store size.

The Company continues to have an active expansion strategy in California.
This consists of strategic in-filling and relocations of existing stores to accommodate store expansion and/or demographic shifts in its California markets. In fiscal 1997, the Company opened 1 new store in Santa Barbara, California and plans to open 1 new store in Monterey, California in 1998.
This continued development activity in California has from time to time negatively impacted the sales of existing Strouds stores. Management believes that the benefits of strengthening its market presence and adjusting to demographic shifts in the California marketplace have generally outweighed the reduced sales impact experienced by an existing nearby Strouds store.

Change in Store Format

In 1988, the Company changed from its original format, which included stores ranging from 5,000 to 10,000 square feet, to a larger superstore format, which averaged approximately 17,800 square feet. The Company has continued to increase the size of its superstores which have averaged approximately 25,700 square feet for new and expanded stores opened in the past two years. Since the opening of the first superstore, all of the Company s new stores have used the superstore format (other than 5 stores opened as outlet stores and the Company's prototype home decorating store in Irvine, CA). During fiscal 1997, the Company completed the conversion of its 2 remaining original format stores to outlet stores and, additionally, converted 2 of its superstores to outlet stores.

The primary purpose of the Company s shift to the superstore format has been to meet the demands of an increasingly competitive environment. These stores feature improved merchandise presentations, new merchandise categories, higher quality fixtures and an overall ambiance that management believes substantially improves the Strouds shopping experience. The Company s superstores, on average, have experienced higher sales volume but lower sales per square foot than the Company s original format stores. As a result, although the Company s occupancy costs per square foot have not risen significantly, occupancy cost as a percentage of net sales has increased.
This has adversely affected the Company s gross profit, which includes buying, occupancy and distribution expenses. Because of the impact of the shift in store format on average store-level performance, results in different periods may not be comparable.

Restructuring and Asset Impairment

In light of the factors noted above, during fiscal 1996 the Company initiated a comprehensive restructuring and cost reduction plan (the "Restructuring Plan"), resulting in a pretax charge of $16.3 million. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of certain underperforming stores, elimination of underperforming merchandise categories and implementation of cost reduction measures, including workforce reductions, to more closely align the Company s cost structure with future expected revenues. As part of its restructuring efforts, the Company has closed 2 stores in its Midwest market, 1 in California and 1 in Nevada, is currently in the process of closing 2 additional stores (1 in Chicago and 1 in Washington, D.C.) and is actively looking to close up to 4 additional stores. The Company plans to continue to operate these stores, where appropriate, in the current format or, if circumstances warrant, convert to an outlet format in order to improve cash flow and minimize the ultimate cost of disposition. The estimated cost of closure, disposition and/or liquidation and the time involved is subject to continuing evaluation of these stores and merchandise categories by management.

Cash used related to the Restructuring Plan of $3.5 million was primarily related to lease termination costs, teardown expenses, consulting and advisory expenses and employee severance and related costs. As of February 28, 1998, no changes had been made to the estimated Restructuring Plan Costs and no charges were recorded to operations.

During fiscal 1996, the Company recorded a pretax charge of $1.8 million for the impairment of certain operating assets. The principal factors leading up to the charge were current and future operating losses on individual operating assets, whereby the carrying value of certain operating assets exceeded the current estimate of future cash flows from the related asset. In fiscal 1997, the Company had no additional assets impaired. The Company will continually evaluate the performance of its operating assets for the factors noted above and, if conditions warrant, write-down the value of such assets commensurate with the current and estimated future operating performance.



RESULTS OF OPERATIONS

The following table sets forth selected statements of operations data expressed as a percentage of net sales for the period indicated:

                                    February 28,   March 1,     March 2,
Fiscal year ended                       1998         1997         1996
--------------------------------------------------------------------------
Net sales                              100.0%       100.0%       100.0%
Cost of sales, buying and occupancy     73.6         71.8         68.9
                                       ------       ------       ------
Gross profit                            26.4         28.2         31.1
Selling and administrative expenses     26.7         30.3         28.5
Restructuring costs                      ---          8.7          ---
Amortization of intangibles              0.1          0.1          0.1
                                       ------       ------       ------
Operating income (loss)                 (0.4)       (10.9)         2.5
Other income                             0.1          0.1          0.2
Interest expense, net                   (1.6)        (0.9)        (0.4)
                                       ------       ------       ------
Income (loss) before income taxes       (1.9)       (11.7)         2.3
Income taxes                             0.2          1.2         (0.9)
                                       ------       ------       ------
Net income (loss)                       (1.7%)      (10.5%)        1.4%
                                       ======       ======       ======


Fiscal 1997 Compared To Fiscal 1996

Net sales for fiscal 1997 increased $12.0 million, or 5.7%, to $221.8 million versus $209.8 million in fiscal 1996. The increase in net sales was primarily the result of new store openings. Comparable store sales increased $0.5 million, or 0.3%, for the period. The Company believes that approximately

21.2% of the comparable stores were affected by new competitive openings for fiscal 1997 compared to approximately 17.9% for the same period last year. Sales from new stores and expanded or replacement stores increased by $17.3 million. Sales were reduced by $5.8 million due to 3 store closures.

Cost of sales, buying and occupancy for fiscal 1997 were $163.2 million versus $150.6 million for the same period a year ago, a $12.6 million increase. This dollar increase was attributable, primarily, to new and expanded stores. As a percent of net sales, cost of sales, buying and occupancy increased to 73.6% from 71.8% for the same period a year ago. The reduced gross profit was due to a higher level of markdown volume versus a year ago in an effort to reduce inventory levels chain wide. Additionally, higher occupancy costs associated with new and expanded stores, where average store sales were lower, reduced gross profit.

Selling and administrative expenses for fiscal 1997 decreased $4.3 million to $59.3 million versus $63.6 million for fiscal 1996 and decreased as a percentage of net sales from 30.3% to 26.7%. This decrease as a percentage of net sales was primarily due to reduced advertising expense, a result of less television advertising in all of the Company s markets and continuing expense control programs associated with the Company s restructuring efforts. General and administrative expense as a percent of sales was 5.3% versus 6.0% in the prior year. The improvement as a percent of sales was primarily the result of workforce reductions, deferring the filling of open staff positions and other expense-saving measures associated with the Company s restructuring activities.

In the fourth quarter of fiscal 1996, the Company incurred restructuring and asset impairment charges of $18.1 million. This included a pretax charge of $16.3 million for a comprehensive Restructuring Plan. During fiscal 1997, the Company closed 3 locations and finalized plans to close 2 additional locations in fiscal 1998. Management continues to evaluate the remaining underperforming stores contemplated in the Restructuring Plan and will continue to operate these stores, where appropriate, in the current format or if circumstances warrant, convert to an outlet format in order to improve cash flow and minimize the ultimate cost of disposition. Accordingly, future earnings may be negatively impacted as a result of operating underperforming stores until the Restructuring Plan is completed. Cash outflow related to the 3 locations closed during 1997 and 2 locations currently being closed was $3.5 million for fiscal 1997. The cash outflow was primarily related to lease termination costs, teardown expenses, consulting and advisory expenses and employee severance and related costs. In addition, during the fourth quarter of fiscal 1996, the Company recorded a pretax charge of $1.8 million for the impairment of certain operating assets. The principal factors leading up to the charge were current and future operating losses on individual operating assets, whereby the carrying value of certain operating assets exceeded the current estimate of future cash flows from the related asset. The Company will continually evaluate the performance of its operating assets for the factors noted above and, if conditions warrant, write-down the value of such assets commensurate with the current and estimated future operating performance.

As a result of the factors noted above, the Company had an operating loss for fiscal 1997 of $0.9 million versus an operating loss of $22.8 million for the same period a year ago. Excluding charges related to the Restructuring Plan and the impairment of certain assets, the operating loss for fiscal 1996 would have been $4.7 million.

Interest expense, net, increased $1.8 million to $3.6 million for fiscal 1997 versus $1.8 million in fiscal 1996. Interest expense increased as a result of higher average outstanding borrowings and a higher cost of capital during fiscal 1997. The higher average balances resulted from borrowings in fiscal 1996 for working capital and new store development activities which were outstanding for the entire year in fiscal 1997 versus a partial year in fiscal 1996.

The Company recognized a tax benefit for fiscal 1997 of $0.5 million versus $2.5 million for the same period a year ago. The income tax benefit for fiscal 1997 is due to the carryback of current-year tax losses to prior years resulting in a refund of prior years' income taxes.

Fiscal 1996 Compared To Fiscal 1995

Fiscal 1996 was a 52-week year and fiscal 1995 was a 53-week year. For purposes of determining comparable store sales, fiscal 1995 was adjusted to reflect a comparable 52-week year. Due to ongoing changes in the Company s store format and other factors, results in different periods may not be comparable.

Net sales for fiscal 1996 increased $19.5 million, or 10.2%, to $209.8 million versus $190.3 million in fiscal 1995. Comparable store sales increased $0.3 million, or 0.1%, for the period. Approximately 17.9% of the comparable stores were affected by new competitive openings for fiscal 1996 compared to approximately 23.5% for the same period last year. Sales from new stores and expanded or replacement stores increased by $19.2 million.

Cost of sales, buying and occupancy for fiscal 1996 were $150.6 million versus $131.2 million for the same period a year earlier, a $19.4 million increase. This dollar increase was attributable, primarily, to new and expanded stores. As a percent of net sales, cost of sales, buying and occupancy increased to 71.8% from 68.9% for the same period a year ago. The reduced gross margin was due to a higher level of markdown volume versus a year ago. Additionally, higher occupancy costs associated with new and expanded stores, where average store sales were lower, reduced gross margin.

Selling and administrative expenses for fiscal 1996 increased $9.5 million to $63.6 million versus $54.1 million for fiscal 1995 and increased as a percentage of net sales from 28.4% to 30.3%. The increase as a percent of net sales was primarily due to initial operating expenses associated with new stores and increased advertising costs to further develop the company s Midwest markets. General and administrative expense was 6.0% of net sales for fiscal 1996 and comparable to the prior year.

During the fourth quarter of fiscal 1996, the Company incurred restructuring and asset impairment charges of $18.1 million. This included a pretax charge of $16.3 million for a comprehensive Restructuring Plan. In addition, the Company recorded a pretax charge of $1.8 million for the impairment of certain operating assets. The principal factors leading up to the charge were current and future operating losses on individual operating assets, whereby the carrying value of certain operating assets exceeded the current estimate of future cash flows from the related asset.

As a result of the factors noted above, the Company had an operating loss for fiscal 1996 of $22.8 million versus operating income of $4.8 million for the same period a year earlier, a $27.6 million decrease. Excluding charges related to the Restructuring Plan and the impairment of certain assets, the operating loss for fiscal 1996 would have been $4.7 million.

Interest expense, net, increased $1.1 million to $1.8 million for fiscal 1996 versus $0.7 million in fiscal 1995. Interest expense grew as a result of increased borrowings to finance the development of new stores and the expansion of existing stores.

The Company recognized a tax benefit for fiscal 1996 of $2.5 million versus income tax expense of $1.7 million for the same period a year earlier. The income tax benefit in fiscal 1996 is due to the carryback of current-year tax losses to prior years resulting in a refund of prior years' income taxes.


LIQUIDITY AND CAPITAL RESOURCES

The Company s cash needs are primarily to support its inventory requirements, store expansion and refurbishment and systems development. The Company has historically financed its operations primarily with internally generated funds and its credit facilities. At February 28, 1998, the Company s working capital was $36.7 million, while borrowings from its revolving promissory note (the "Credit Facility") were $27.8 million.

On March 27, 1998, the Company entered into a new revolving credit agreement with a new lender ("the New Credit Facility"). The borrowing limit under this new revolving agreement is the lesser of $50.0 million or the sum of 85% of eligible accounts receivable plus the lesser of 75% of eligible inventory or 90% of appraised net liquidation value of inventory. The Company had $20.2 million available for borrowings under this New Credit Facility at April 20, 1998 as determined by the borrowing limit formula described above.

Cash provided by operating activities for fiscal 1997 was $2.2 million. During fiscal 1997, inventory decreased $5.8 million as a result of improved inventory management and the conversion of 4 full line stores to the outlet format in conjunction with the Company's Restructuring Plan. Additionally, for fiscal 1997, cash provided by operating activities included a refund of $2.5 million in income taxes which did not occur in the prior year.

Net cash used in investing activities for fiscal 1997 was $2.4 million. These funds were used principally for capital expenditures supporting the Company s store expansion and refurbishment programs and systems development.

The Company s capital expenditures for fiscal 1998 are currently expected to be approximately $5.2 million related primarily to the conversion and enhancement of its management information systems, new store development, existing store expansions and refurbishments and improvements to its distribution and warehouse facility. The Company anticipates spending approximately $2.4 million in fiscal 1998 to improve its management information systems. These expenditures will relate to installing new merchandise, distribution and financial software associated with the Company's Year 2000 implementation plan, enhancements to our existing point-of-sale ("POS") system and development of a new generation POS system.

There was no cash provided by financing activities for fiscal 1997.

The Company s $50.0 million New Credit Facility contains various restrictions on the payment of cash dividends, incurrence of additional indebtedness, acquisitions, investments, loans, merger or consolidation and disposition of assets. The covenants also require the Company to meet a minimum net worth requirement at anytime the borrowing availability is less than $5.0 million.

In conjunction with the Company s Restructuring Plan, the Company has closed 3 stores, is closing 2 additional stores and is actively trying to dispose of up to 4 additional stores. Cash outflows related to the Restructuring Plan will approximate $3.5 million for fiscal 1998. The cash flow is related to the estimated disposal costs for the closure of stores, including lease termination and subsidy costs and severance and related expenses for workforce reductions.

Management believes that funds generated from operations, its New Credit Facility and use of trade credit will be sufficient to satisfy the Company s working capital requirements and commitments for capital expenditures through fiscal 1998. The Company anticipates that it will spend approximately $6.4 million in fiscal 1998 to finance new store openings, store conversions, refurbishments and expansions, information systems development, inventory and preopening costs.


YEAR 2000

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather then the year 2000. This could result in a major system failure or miscalculations. In fiscal 1998, the Company anticipates spending approximately $1.0 million for the purpose of installing new merchandise, distribution and financial software. This investment is the major component of the Company's Year 2000 implementation plan. During fiscal 1997, the Company spent approximately $60,000 on Year 2000 implementation. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed in a timely manner, the Year 2000 problem may have a material impact on the operations of the Company. Also, there can be no assurance that the systems of other companies on which the Company's systems rely also will be converted in a timely manner or that any such failure to convert by another company would not have an adverse effect on the Company's systems.


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


NEW PRONOUNCEMENTS BY FINANCIAL ACCOUNTING STANDARDS BOARD

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for financial statements issued for periods beginning after December 15, 1997. Management has determined that the adoption of SFAS No. 130 will not have a material impact on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. The Company has not determined the impact of SFAS No. 131 on its financial statements.



CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are forward-looking statements. The statements are made a number of times throughout the document and may be identified by such forward-looking terminology as "expect," "believe," "may," "will," "intend" or similar statements or variations of such terms. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events which may not prove to be accurate. These forward-looking statements involve risks and uncertainties including levels of sales, store traffic, acceptance of product offering and fashions, competitive pressures from other superstore retailers and from department stores which carry other products including certain designer products not carried by the Company's stores, availability of future store locations and schedule of store expansion plans. These and other important factors that may cause actual results to differ materially from such forward-looking statements are more fully described in Item 1, Part I of the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 28, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                                  STROUDS, INC.
                             STATEMENTS OF OPERATIONS

                                                 FISCAL YEAR ENDED
                                     ----------------------------------------
                                     February 28,    March 1,      March 2,
IN THOUSANDS, EXCEPT PER SHARE DATA      1998           1997          1996
------------------------------------ ----------     ----------    -----------
Net sales                            $  221,828     $  209,778     $  190,316
Costs and expenses:
   Cost of sales, buying and
      occupancy                         163,198        150,625        131,179
   Selling and administrative
      expenses                           59,290         63,611         54,125
   Restructuring and asset
      impairment charges                    ---         18,050            ---
   Amortization of excess of cost
      over net assets acquired              258            258            258
                                     ----------     ----------     ----------
                                        222,746        232,544        185,562
                                     ----------     ----------     ----------

      Operating income (loss)              (918)       (22,766)         4,754

Other income                                248            156            299
Interest expense, net                    (3,598)        (1,846)          (735)
                                     ----------     ----------     ----------
      Income (loss) before income
         taxes                           (4,268)       (24,456)         4,318

Income tax (expense) benefit                470          2,488         (1,748)
                                     ----------     ----------     ----------
      Net income (loss)              $   (3,798)    $  (21,968)    $    2,570
                                     ==========     ==========     ==========

Per share of common stock:

Basic:
------
Net income (loss) per share:         $    (0.44)    $    (2.58)    $     0.31
                                     ==========     ==========     ==========
Weighted average shares outstanding       8,553          8,521          8,409
                                     ==========     ==========     ==========

Diluted:
--------
Net income (loss) per share:         $    (0.44)    $    (2.58)    $     0.30
                                     ==========     ==========     ==========
Weighted average shares outstanding       8,553          8,521          8,622
                                     ==========     ==========     ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 STROUDS, INC.
                                BALANCE SHEETS

                                                  FEBRUARY 28,     MARCH 1,
IN THOUSANDS, EXCEPT SHARE DATA                      1998           1997
---------------------------------                  --------       --------
ASSETS
Current assets:
   Cash                                            $    518       $    765
   Accounts receivable                                1,650          1,957
   Inventory                                         64,002         69,934
   Prepaid expenses                                   3,513          1,835
   Income taxes receivable                            1,078          2,488
   Deferred income taxes                                439          1,354
                                                   --------       --------
      Total current assets                           71,200         78,333
Property and equipment - at cost, net of
   accumulated depreciation and amortization         21,422         25,108
Excess of cost over net assets acquired, net of
   accumulated amortization                           7,531          7,789
Other assets                                            925            874
                                                   --------       --------
      Total assets                                 $101,078       $112,104
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS  EQUITY
Current liabilities:
   Current maturities of long-term debt            $    567       $    561
   Accounts payable                                  13,509         16,950
   Accrued expenses                                  13,154          9,419
   Current portion of restructuring reserves          7,247          6,740
                                                   --------       --------
      Total current liabilities                      34,477         33,670
Long-term debt                                       29,464         32,132
Restructuring reserves                                4,121          9,510
Other non-current liabilities                         3,177          3,219
                                                   --------       --------
      Total liabilities                              71,239         78,531
                                                   --------       --------
Stockholders  equity:
   Preferred stock, $0.0001 par value; authorized
      750,000 shares, no shares issued or
      outstanding                                       ---            ---
   Preferred stock, Series B, $0.0001 par value;
      authorized 250,000 shares; no shares issued
      or outstanding                                    ---            ---
   Common stock, $0.0001 par value; authorized
      25,000,000 shares; issued and outstanding
      February 28, 1998, 8,579,022 shares; and
      March 1, 1997, 8,535,812 shares                     1              1
   Additional paid-in capital                        39,082         39,018
   Accumulated deficit                               (9,244)        (5,446)
                                                   --------       --------
      Total stockholders' equity                     29,839         33,573
                                                   --------       --------
      Total liabilities and stockholders' equity   $101,078       $112,104
                                                   ========       ========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 STROUDS, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            Retained
                                   Common stock Additional  earnings      Total
                                  --------------  paid-in (accumulated stockholders'
IN THOUSANDS                      Shares  Amount  capital    deficit)      equity
--------------------------        ------  ------  -------  ----------- ------------
Balance, February 25, 1995         8,322   $  1   $38,319    $13,952       $52,272

Net income                           ---    ---       ---      2,570         2,570
Common stock issued upon
   exercise of options               172    ---       550        ---           550
Common stock issued through
   1994 Employee Stock
   Purchase Plan                      18    ---        77        ---            77
                                   -----   ----   -------    -------       -------
   Balance, March 2, 1996          8,512      1    38,946     16,522        55,469

Net loss                             ---    ---       ---    (21,968)      (21,968)
Common stock issued through 1994
   Employee Stock Purchase Plan       24    ---        72        ---            72
                                   -----   ----   -------    -------       -------
   Balance, March 1, 1997          8,536      1    39,018     (5,446)       33,573

Net loss                             ---    ---       ---     (3,798)       (3,798)
Common stock issued through 1994
   Employee Stock Purchase Plan       43    ---        64        ---            64
                                   -----   ----   -------    -------       -------
   Balance, February 28, 1998      8,579   $  1   $39,082    $(9,244)      $29,839
                                   =====   ====   =======    =======       =======

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                           STROUDS, INC.
                                    STATEMENTS OF CASH FLOWS

                                                                   FISCAL YEAR ENDED
                                                           -------------------------------
                                                          February 28, March 1,  March 2,
IN THOUSANDS                                                  1998       1997      1996
------------------------------------                       ----------  --------  --------
Cash flows from operating activities:
   Net income (loss)                                       $  (3,798)  $(21,968) $  2,570
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization of property and
            equipment                                          4,755      4,476     3,952
         Restructuring and asset impairment charges           (3,524)    18,050       ---
         Loss on abandonment of fixed assets                     165        ---       ---
         Amortization of excess of cost over net assets
            acquired                                             258        258       258
         Deferred income taxes                                   915       (451)      525
         (Increase) decrease in assets:
            Accounts receivable                                  307       (122)       60
            Inventory                                          5,764     (9,768)   (5,812)
            Prepaid expenses                                  (1,678)     1,625    (1,824)
            Income taxes receivable                            1,410     (2,488)      ---
         Increase (decrease) in accounts payable
          and accrued expenses                                (2,286)     4,579    (5,361)
         Other                                                   (91)     1,123       461
                                                           ---------   --------  --------
          Net cash provided by (used in) operating
           activities                                          2,197     (4,686)   (5,171)
                                                           ---------   --------  --------
Cash flows from investing activities:
   Proceeds from sale of marketable securities                   ---        ---       471
   Capital expenditures                                       (2,428)   (13,372)   (8,236)
   Other                                                           2         83       ---
                                                           ---------   --------  --------
          Net cash used in investing activities               (2,426)   (13,289)   (7,765)
                                                           ---------   --------  --------
Cash flows from financing activities:
   Borrowings (repayments) under long-term debt-net           (2,616)    20,247    11,800
   Loan costs incurred                                           ---        ---      (219)
   Principal payments under capital lease obligations            (46)      (237)     (484)
   Increase (decrease) in overdraft                            2,580     (1,552)    1,243
   Other equity transactions                                      64         72       627
                                                           ---------   --------  --------
          Net cash (used in) provided by financing
             activities                                          (18)    18,530    12,967
                                                           ---------   --------  --------
          Net (decrease) increase in cash                       (247)       555        31
Cash at beginning of period                                      765        210       179
                                                           ---------   --------  --------
Cash at end of period                                      $     518   $    765  $    210
                                                           =========   ========  ========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                             $   3,385   $  1,839  $    680
                                                           =========   ========  ========
      Income taxes                                         $      28   $     59  $  1,295
                                                           =========   ========  ========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS


1.   THE COMPANY

Strouds, Inc. ("Strouds" or the "Company"), a Delaware corporation, is a specialty retailer of bed, bath, tabletop and other home textiles products, decorative accessories and other selected home furnishings. At February 28, 1998, the Company operated 66 stores in five states under the name Strouds.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year is based on a 52-53 week fiscal year ending on the Saturday closest to the last day of February. The fiscal years ended February 28, 1998 and March 1, 1997 included 52 weeks and the fiscal year ended March 2, 1996 included 53 weeks.

The Company has defined its fiscal year as the period in which most of the activity occurs (e.g., the year ending February 28, 1998 is referred to as fiscal 1997).

Asset Impairment

Effective March 3, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cashflows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Adoption of this standard resulted in a charge of $1.8 million for fiscal 1996. The Company had no additional assets impaired in fiscal 1997. See note 5.

Stock Compensation

Effective March 3, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation." As permitted under SFAS No. 123, the Company elected not to adopt the fair-value based method of accounting for its stock based compensation plans, but will account for such compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has, however, complied with the disclosure requirements of SFAS No. 123.

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

Inventory

Inventory is stated at the lower of cost (principally average cost) or market as determined by the retail inventory method. Included in inventory costs for financial reporting purposes is the capitalization of certain buying, warehousing, storage and transportation costs. Capitalized costs in inventory at February 28, 1998 and March 1, 1997 were $1,449,000 and $1,701,000, respectively.

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

Excess Of Cost Over Net Assets Acquired

Excess of cost over net assets acquired is amortized on a straight-line basis over its estimated useful life of 40 years. As part of an ongoing review and evaluation of intangible assets, management assesses the carrying value of the Company's intangible assets if facts and circumstances suggest that it may be impaired. If this review indicates that the intangibles will not be recoverable, as determined by an undiscounted cash flow analysis over the remaining amortization period, the carrying value would be reduced to estimated fair market value. Accumulated amortization amounted to $2,795,000 as of February 28, 1998 and $2,537,000 as of March 1, 1997. No writedowns were recorded during the fiscal years ended February 28, 1998 and March 1, 1997.

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Store Preopening Costs

Store preopening costs, consisting primarily of labor and supplies directly related to the opening of specific stores, are expensed as incurred. Total preopening costs of $276,000, $1,210,000 and $456,000 were expensed in fiscal 1997, 1996 and 1995, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are provided for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Income (Loss) Per Share

Effective February 28, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of operations for periods ending after December 15, 1997. Basic EPS excludes the effect of potentially dilutive options, warrants and convertible securities. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised. Reported EPS in prior periods have been restated to conform with the provisions of SFAS No. 128.

Reclassifications

Certain reclassifications have been made to the fiscal 1996 and 1995 amounts to conform to the fiscal 1997 presentation.

                                STROUDS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


3.   INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings (loss) per share ("EPS") calculations:

                                            February 28,  March 1,   March 2,
IN THOUSANDS, EXCEPT PER SHARE DATA             1998        1997       1996
------------------------------------        -----------  ---------  ---------
Numerator:
   Net income (loss)                        $   (3,798)  $(21,968)  $  2,570

Denominator:
   Basic EPS
     Weighted average common shares
     outstanding                                 8,553      8,521      8,409

   Effect of dilutive securities:
     Warrants                                      ---        ---        213

   Diluted EPS
     Weighted average common shares
     and dilutive potential common
     shares outstanding                          8,553      8,521      8,622
------------------------------------        -----------  ---------  ---------
Basic EPS                                   $    (0.44)  $  (2.58)  $   0.31
Diluted EPS                                 $    (0.44)  $  (2.58)  $   0.30

Options to purchase 697,000 and 720,000 shares and warrants to purchase 213,000 and 213,000 shares of common stock in fiscal 1997 and 1996, respectively, were not included in the computation of diluted earnings per common share because the Company was in a loss position and their inclusion would have been antidilutive. In fiscal 1995, options to purchase 496,000 shares of common stock were not included in the computation of diluted earnings per common share because the option price was greater than the average market price of the common stock during the year, and therefore their inclusion would have been anti-dilutive.

                                STROUDS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)



4.   PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                      February 28,  March 1,
     IN THOUSANDS                                         1998        1997
     ---------------------------------                 ---------   ---------
     Furniture, fixtures and equipment                 $  41,091   $  42,346
     Equipment held under capital leases                   2,081       2,111
     Leasehold improvements                                9,137       7,308
                                                       ---------   ---------
                                                          52,309      51,765
     Impairment valuation reserve                         (1,601)     (1,800)
     Accumulated depreciation and amortization           (29,286)    (24,857)
                                                       ---------   ---------
                                                       $  21,422   $  25,108
                                                       =========   =========


5.   RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

During the fourth quarter of fiscal 1996, the Company initiated a comprehensive restructuring plan (the "Restructuring Plan"), which resulted in a pretax charge of $16,250,000. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of certain underperforming stores, elimination of underperforming merchandise categories and implementation of cost reduction measures, including workforce reductions, to more closely align the Company's cost structure with future expected revenues.

The Company closed 2 stores in its Midwest market, 1 store in California and 1 store in Nevada. The Company is currently in the process of closing 2 additional stores. The closure of these stores will be completed in July 1998. In addition, the Company is actively looking to close up to 4 additional stores as part of its restructuring efforts. The Company plans to continue to operate these stores , where appropriate, in the current format or if circumstances warrant, convert to an outlet format in order to improve cash flow and minimize the ultimate cost of disposition. As of February 28, 1998, no changes have been made to the estimated Restructuring Plan costs and no charges were recorded to operations.

During fiscal 1997, cash used related to the Restructuring Plan totaled $3,524,000 relating primarily to lease termination charges, teardown costs, consulting and advisory fees and workforce reductions.

                                STROUDS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


5.   RESTRUCTURING AND ASSET IMPAIRMENT CHARGES (Continued)

The following table summarizes the Restructuring Plan charges and payments or asset write-downs:
                                             Payment and asset    Future cash
                                 1996       write-downs through   outlays and
IN THOUSANDS                   Provision     February 28, 1998      charges
----------------------------  -----------   -------------------   -----------
Occupancy, lease termination
and subsidy costs associated
with the closure or
disposition of stores         $   7,375          $   2,176        $   5,199

Asset write-down: merchandise
inventory, leasehold improve-
ments, furniture and fixtures
and equipment                     7,215              1,444            5,771

Employee severance and other
related costs                     1,660              1,262              398
                              ----------         ----------       ----------
Total                         $  16,250          $   4,882        $  11,368
                              ==========         ==========       ==========

In fiscal 1996, the Company recorded a pretax charge of $1,800,000 for the impairment of certain operating assets. The principal factors leading up to the charge were current and future operating losses on individual operating assets, whereby the carrying value of certain operating assets exceeded the current estimate of future cash flows from the related assets. The Company had no additional assets impaired in fiscal 1997.


6.   ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                     February 28,   March 1,
     IN THOUSANDS                                        1998         1997
     --------------------------------                -----------   ---------
     Salary, wages and related expense               $     2,397   $   2,380
     Sales tax                                             1,683       1,667
     Other                                                 9,074       5,372
                                                     -----------   ---------
                                                     $    13,154   $   9,419
                                                     ===========   =========

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


7.   LONG-TERM DEBT

Long-term debt is summarized as follows:

                                                       February 28, March 1,
     IN THOUSANDS                                          1998       1997
     ------------------------------------------------  -----------  --------
     Revolving promissory note payable to a financial
       institution, secured by inventory and the
       proceeds therefrom.  Interest is payable at
       the bank's prime rate or LIBOR plus 1.125% and
       3.250%, respectively (9.625% and 8.630% at
       February 28, 1998, respectively).  This note
       payable was subsequently replaced with a new
       revolving credit agreement.  The borrowing limit
       under this new agreement is the lesser of $50.0
       million or the sum of 85% of eligible accounts
       receivable plus the lesser of 75% of eligible
       inventory or 90% of orderly liquidation value.
       Interest is payable at the Chase Manhattan Bank
       Rate plus one quarter of one percent (0.25%) per
       annum or LIBOR plus two and one half percent
       (2.50%) per annum.  The new revolving credit
       agreement expires March 27, 2001 but has
       automatic annual renewals thereafter.  The Com-
       pany is in compliance with all of its covenants  $ 27,786   $ 29,887
     Promissory note payable to a financial institution,
       secured by equipment, fixtures and leasehold
       improvements at two store locations. Interest is
       payable at the rate of 9.580% per annum.  The
       promissory note is for five years, payable in
       monthly installments beginning September 1, 1996    2,245      2,760
     Capital lease obligations payable in varying
       monthly installments through the end of fiscal
       1997, with interest rates ranging from 8.0% to
       11.5%.  Leases are secured by the underlying
       equipment                                             ---         46
                                                        --------   --------
         Total debt                                       30,031     32,693
     Less current maturities                                 567        561
                                                        --------   --------
         Total long-term debt                           $ 29,464   $ 32,132
                                                        ========   ========

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)

7.   LONG-TERM DEBT (Continued)

Scheduled maturities for total debt outstanding at February 28, 1998 are as follows:

     IN THOUSANDS                                 Notes payable
     -------------                                -------------
     Fiscal year:
       1998                                              567
       1999                                           28,410
       2000                                              686
       2001                                              368
                                                     -------
                                                     $30,031
                                                     =======
On March 27, 1998, the Company entered into a new revolving credit agreement with a new lender, commenced borrowings under the new credit agreement and, concurrently, the Company's existing revolving credit facility was terminated. The borrowing limit under this new revolving agreement is the lesser of $50.0 million or the sum of 85% of eligible accounts receivable plus the lesser of 75% of eligible inventory or 90% of orderly liquidation value. Interest is payable at a rate equivalent to the Chase Manhattan Bank Rate ("Bank Rate") plus one quarter of one percent (0.25%) per annum or LIBOR plus two and one half percent (2.50%) per annum (8.75% and 8.19% at April 8, 1998, respectively). The Company can lower its interest spread up to a maximum of 0.25% and 0.50% on its Bank Rate and LIBOR borrowings respectively, provided it achieves a certain fixed charge coverage ratio, as defined, measured on a monthly rolling twelve month basis. Included in this facility is a $7.0 million letter of credit sub-facility. The Company s new revolving credit facility contains various restrictions on the payment of cash dividends, incurrence of additional indebtedness, acquisitions, investments, loans, merger or consolidation and disposition of assets. The covenants also require the Company to meet a minimum net worth requirement at anytime the borrowing availability is less than $5.0 million. The Company would have been in compliance with these new covenants as of February 28, 1998. The new revolving credit agreement is for an initial term of three years with automatic annual renewals thereafter.

On March 6, 1996, the Company entered into an International Swap Dealers Association Master Agreement (the "Agreement"). The Agreement was entered into for the purpose of converting a portion of its borrowings to a long-term fixed base rate of interest. The Company converted $10 million and $10 million, respectively, to a weighted average fixed base interest rate of 7.00% plus 2.50% until this Agreement expires on April 6, 1999. As a result of its New Credit Facility and as a condition to maintaining its Swap Agreement with its previous lender, the Company has issued a standby letter of credit totaling $500,000 to secure the interest rate risk associated with this agreement.

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


8.   LEASE COMMITMENTS

At February 28, 1998, the Company occupied all of its facilities under operating leases. The leases require minimum and percentage rental payments based on gross sales and provide that the Company pay property taxes and costs arising from the Company s use of the leased property. The leases are primarily for ten-year periods, and certain leases contain renewal options. For lease agreements with scheduled rent increases during the lease term or for rental payments commencing on a date other than the initial occupancy, rental expense is recognized from the date of occupancy on a straight-line basis over the lease term. Total rental expense amounted to $23,778,000, $20,806,000 and $16,313,000 for fiscal 1997, 1996 and 1995, respectively.

The Company has operating leases for equipment. These leases are for six month to five year periods, and certain leases contain renewal options. The rental expense amounted to $797,000, $710,000 and $565,000 for fiscal 1997, 1996 and 1995 respectively.

Minimum rental commitments under all operating leases are as follows:

     IN THOUSANDS
     --------------
     Fiscal year:
       1998                            19,146
       1999                            17,470
       2000                            15,501
       2001                            12,568
       2002                            11,620
       Thereafter                      39,707
                                    ---------
                                    $ 116,012
                                    =========

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)

9.   INCOME TAXES

The components of income tax expense (benefit) are as follows:

                                     February 28,    March 1,      March 2,
     IN THOUSANDS                        1998          1997         1996
     --------------                  -----------     --------     ---------
     Current:
       Federal                         $(1,078)      $(2,488)      $ 1,107
       State                               ---           ---           388
                                       -------       -------       -------
         Total current income tax
            expense (benefit)           (1,078)       (2,488)        1,495
                                       -------       -------       -------
     Deferred:
       Federal                             303           ---           247
       State                               305           ---             6
                                       -------       -------       -------
         Total deferred income tax
            expense                        608           ---           253
                                       -------       -------       -------
         Net income tax
            expense (benefit)          $  (470)      $(2,488)      $ 1,748
                                       =======       =======       =======

A summary of the deferred tax assets (liabilities) is as follows:

                                        February 28,       March 1,
     IN THOUSANDS                           1998            1997
     -------------------                -----------       --------
     Deferred tax assets:
       Inventory                          $   799          $   448
       Cash versus accrual basis            6,822            8,778
       Net operating loss and tax
          credit carryovers                 2,439              ---
                                          -------          -------
                                           10,060            9,226
       Valuation allowance                 (8,406)          (7,561)
                                          -------          -------
         Total deferred tax assets          1,654            1,665

     Deferred tax liabilities:
       Property and equipment              (1,210)            (613)
       Capital equipment held on lease         (5)              (5)
                                          -------          -------
          Total deferred tax liabilities   (1,215)            (618)
                                          -------          -------
             Net deferred tax assets      $   439          $ 1,047
                                          =======          =======
                                    Page 40

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


9.   INCOME TAXES (Continued)



The reconciliation of the Federal statutory rate to the effective tax rate is as follows:
                                          February 28, March 1,   March 2,
                                              1998       1997       1996
                                          -----------  --------   --------
     Federal statutory rate                   35.0%      35.0%      35.0%
     State tax, net of Federal
       tax benefit                             ---        ---        6.1
     Exercise of non-qualified
       stock options                           ---        ---       (3.7)
     Amortization of excess of cost
       over net assets acquired               (2.1)      (0.4)       2.4
     Net operating loss valuation allowance  (19.8)     (30.9)       ---
     Officers' life insurance                  ---        ---        0.1
     Other                                    (2.1)       6.5        0.6
                                            -------    -------    -------
                                              11.0%      10.2%      40.5%
                                            =======    =======    =======

The income tax receivable at February 28, 1998 represents the expected tax refund from the carryback of the current year tax loss to prior years. The Company has a net operating loss carryforward of approximately $4.9 million and $4.4 million for Federal and California income taxes, respectively. These loss carryforwards expire in fiscal years ending after 2013 and 2003, respectively.


10.   STOCKHOLDERS' EQUITY

On November 17, 1995, the Board of Directors declared a dividend of one preferred stock purchase right (the "Rights") for each share of common stock, $0.0001 per share (the "Common Shares"), of the Company outstanding at the close of business on November 30, 1995. Each Right will entitle the registered holder thereof, after the Rights become exercisable and until November 17, 2005 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $0.0001 per share, at a price of $30.00 per one one-hundredth of a Preferred Share, subject to certain anti-dilution adjustments. The Rights also, under certain conditions, entitle the holders to purchase $60.00 worth of Common Shares for $30.00. The Rights expire on November 17, 2005, unless the Company decides to redeem them earlier at $0.01 per Right or upon the occurrence of certain events.

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


10.   STOCKHOLDERS' EQUITY (Continued)

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

No event during fiscal 1997 made the Rights exercisable.

The Company has issued 1,025,077 warrants to purchase shares of common stock related to a prior year's financing arrangement. The warrants are exercisable at any time at the exercise price of $0.0002 per share. As of February 28, 1998, warrants to purchase 212,850 shares of common stock were outstanding.

11.   EMPLOYEE BENEFITS

Strouds sponsors the Strouds Profit Sharing and Retirement Plan (the "Plan"), a qualified plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan covers substantially all full-time employees and provides for Company matching of employee contributions, at the discretion of the Board of Directors, up to 3% of each employee's salary. Effective April 1997, the Company suspended matching contributions. Matching contributions totaled $16,000, $141,000 and $149,000 for fiscal 1997, 1996 and 1995, respectively.

On May 19, 1994, the Company's Board of Directors adopted the 1994 Equity Participation Plan ("1994 Plan") to attract and retain directors, officers and key employees. The 1994 Plan authorizes the Compensation Committee of the Board of Directors to issue 1,250,000 shares of Common Stock upon exercise of options, stock appreciation rights, and other awards, or as restricted or deferred stock awards. Under this plan, 353,695 shares are available to be granted. The exercise price of the non-qualified stock options awarded under the 1994 Plan is determined by the Compensation Committee and can be less than fair market value but not less than par value ($0.0001). The Compensation Committee can determine the period of exercisability and the vesting schedule; however, the life of the option is limited to ten years from the date of grant.

There were 12,900 options outstanding at February 28, 1998 related to the Stock Option Plan for Executives and Key Employees (the "1988 Plan"). The 1988 Plan was amended to prohibit the issuance of any additional options after September 1, 1994.

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


11.   EMPLOYEE BENEFITS (Continued)

On May 14, 1997, the Compensation Committee approved repricing all previously granted options to current employees to $1.75 per share with credit for accrued vesting in the option. Repriced options may not be exercised for a period of one year from the date of repricing. The number of options cancelled and reissued due to the repricing were 447,284.

Information with respect to the Company's option plans is summarized as follows:

                                February 28,           March 1,             March 2,
                                   1998                  1997                 1996
                             -----------------    -----------------    -----------------
                                      Weighted-            Weighted-            Weighted-
                                      average              average              average
                                      exercise             exercise             exercise
                             Shares   price       Shares   price       Shares   price
                             -------  --------    -------  --------    -------  --------
     Outstanding at
        beginning of year    755,109    $7.06     627,759    $7.54     652,362    $6.66
     Granted               1,067,434     2.01     172,300     4.95     343,868     6.42
     Exercised                   ---       --         ---       --    (171,407)    3.20
     Cancelled              (913,338)    6.06     (44,950)    5.71    (197,064)    6.42
                             -------  --------    -------  --------    -------  --------
     Outstanding at
        end of year          909,205    $2.14     755,109    $7.06     627,759    $7.54
                             =======  ========    =======  ========    =======  ========
     Exercisable at
        end of year          133,000              261,878              183,455
                             =======              =======              =======
     Weighted-average fair
        value of options
        granted during
        the year             $2.00                $3.13                $4.02
                             =====                =====                =====

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)

11.   EMPLOYEE BENEFITS (Continued)

The following table summarizes information about the stock options outstanding at February 28, 1998:

                               Options Outstanding          Options Exercisable
                       ----------------------------------  ---------------------
                                    Weighted-    Weighted-              Weighted-
                       Number       average      average   Number       average
     Range of          outstanding  contractual  exercise  exercisable  exercise
     exercise prices   at 02/28/98  life         price     at 02/28/98  price
     ----------------  -----------  -----------  --------  -----------  --------
     $ 1.38 to $ 1.38     47,300       9.80       $ 1.38        ---      $   --
       1.75 to   1.75    324,855       7.66         1.75        ---          --
       1.78 to   1.88    317,500       9.35         1.87        ---          --
       2.03 to   2.25     86,550       9.60         2.09        ---          --
       3.25 to   4.25    133,000       4.11         4.01    133,000        4.01
     ----------------  -----------  -----------  --------  -----------  --------
     $ 1.38 to $ 4.25    909,205       8.03       $ 2.14    133,000      $ 4.01
     ================  ===========  ===========  ========  ===========  ========

On September 1, 1994, the Company's Board of Directors adopted the 1994 Employee Qualified Stock Purchase Plan (the "Purchase Plan"). The purpose of the Purchase Plan is to enable the Company to grant options to employees to buy shares of its Common Stock, at a 15% discount from the then fair market value without commissions and other charges, to attract and retain experienced and capable employees and to help employees to further identify their interests with those of the Company s stockholders generally. The Purchase Plan is intended to qualify as an "employee stock purchase plan," as defined in Section 423(b) of the Code. An aggregate of 250,000 shares of Common Stock has been reserved for issuance under the Purchase Plan, subject to adjustment for stock splits, stock dividends and similar events. In fiscal 1997, the Company issued 43,210 shares under the Purchase Plan.

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)

11.   EMPLOYEE BENEFITS (Continued)

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost has been recognized for the stock option or stock purchase plans. Had compensation cost for the Company's 1997, 1996 and 1995 plans been determined consistent with SFAS No. 123, the Company's net income and net income per share for 1997, 1996 and 1995 would approximate the proforma amounts below:

                                            February 28,    March 1,     March 2,
     IN THOUSANDS, EXCEPT PER SHARE DATA        1998          1997         1996
     -------------------------------------  ------------  -----------  -----------
     Net income (loss):
         As reported                          $ (3,798)    $ (21,968)   $  2,570
         Proforma                             $ (4,153)    $ (22,403)   $  2,277

     Net income (loss) per share:
       Basic
         As reported                          $  (0.44)    $   (2.58)   $   0.31
         Proforma                             $  (0.49)    $   (2.63)   $   0.27

       Diluted
         As reported                          $  (0.44)    $   (2.58)   $   0.30
         Proforma                             $  (0.49)    $   (2.63)   $   0.26

The effects of applying SFAS No. 123 in this pro-forma disclosure are not necessarily indicative of future amounts.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

     Weighted-average assumptions   February 28, 1998   March 1, 1997   March 2, 1996
     ----------------------------   -----------------   -------------   -------------
     Risk-free interest rate              6.0%               6.0%             5.8%
     Expected volatility                   45%                45%              45%
     Expected dividend yield                0%                 0%               0%
     Expected life (years)                  9                  9                9

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


12.  RELATED PARTY TRANSACTIONS

Wilfred C. Stroud, Jr., Chairman of the Board and President of the Company, and his spouse are beneficial owners of 45% of the stock of Reflections Fine Bedding Attire, Inc. ("Reflections"). On June 1, 1993, an entity unaffiliated with Reflections or Strouds, acquired substantially all of the assets and business of Reflections.

As part of the foregoing acquisition, Mr. Stroud entered into a Non-Competition and Consulting Agreement, dated June 1, 1993, with the purchaser of the Reflections business. Pursuant to such agreement, Mr. Stroud is entitled to receive an amount based on a percentage of the Reflections business gross sales, up to a maximum total payment of $825,000. During the contract year ended May 31, 1997, the Reflections business sales totaled $3,717,000, of which $763,000 were sales to the Company. Mr. Stroud received a payment of $52,000 from the Reflections business with respect to that year.


13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of operations for fiscal 1997 and 1996 were as follows:

                                            First    Second     Third    Fourth
IN THOUSANDS, EXCEPT PER SHARE DATA        Quarter   Quarter   Quarter   Quarter
----------------------------------------   -------   -------   -------   -------
FISCAL 1997:
     Net sales                             $50,451   $53,797   $56,877   $60,703
     Gross profit                           12,881    14,236    15,372    16,141
     Operating income (loss)                (2,189)     (217)      269     1,219
     Net income (loss)                      (2,999)   (1,129)     (536)      866
     Basic net income (loss) per share       (0.35)    (0.13)    (0.06)     0.10
     Diluted net income (loss) per share     (0.35)    (0.13)    (0.06)     0.10

FISCAL 1996:
     Net sales                             $46,436   $49,516   $54,984   $58,842
     Gross profit                           13,676    14,105    15,923    15,449
     Operating income (loss)                (1,059)       71    (1,735)  (20,043)
     Net (loss)                               (678)     (337)   (1,578)  (19,375)
     Basic net (loss) per share              (0.08)    (0.04)    (0.18)    (2.28)
     Diluted net (loss) per share            (0.08)    (0.04)    (0.18)    (2.28)

                        INDEPENDENT AUDITORS' REPORT


The Board of Directors
Strouds, Inc.:

     We have audited the accompanying balance sheets of Strouds, Inc. as of February 28, 1998 and March 1, 1997 and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended February 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strouds, Inc. as of February 28, 1998 and March 1, 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended February 28, 1998 in conformity with generally accepted accounting principles.


Los Angeles, California
April 1, 1998





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

Not applicable

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

DIRECTORS

The information required by this Item is incorporated by reference to the Company s Proxy Statement under the heading "General Information - Election of Directors."

EXECUTIVE OFFICERS

The information required by this Item is incorporated by reference to the Company s Proxy Statement under the heading "Executive Officers and Certain Key Personnel."

COMPLIANCE WITH SECTION 16(a) UNDER THE SECURITIES EXCHANGE ACT

The information required by this Item is incorporated by reference to the Company s Proxy Statement under the heading "Compliance with Section 16(a) Under the Securities Exchange Act of 1934."



ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by this Item is incorporated by reference to the Company s Proxy Statement under the heading "Compensation of Directors" and "Executive Compensation."



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by this Item is incorporated by reference to the Company s Proxy Statement under the heading "Share Ownership of Directors and Executive Officers" and "Other Information - Certain Stockholders."



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by this Item is incorporated by reference to the Company s Proxy Statement under the heading "Certain Transactions."

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

1.   Financial Statements:

The following Financial Statements of Strouds, Inc. are included under Item 8:

Statements of Operations -
     for the fiscal years ended February 28, 1998,
     March 1,1997 and March 2,1996                       Page 26

Balance Sheets -
     as of February 28, 1998 and March 1, 1997           Page 27

Statements of Stockholders  Equity -
     for the fiscal years ended February 28, 1998,
     March 1,1997 and March 2,1996                       Page 28

Statements of Cash Flows -
     for the fiscal years ended February 28, 1998,
     March 1,1997 and March 2,1996                       Page 29

Notes to the Financial Statements                        Page 30

Independent Auditors  Report                             Page 46


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

Exhibit No.      Description
-----------      -----------
    4            Rights Agreement, dated as of November 17, 1995, between
                 Strouds, Inc. and American Stock Transfer & Trust Company.
                      Incorporated herein by reference to the Company s Form 8-K, as filed with the Commission on December 1, 1995.
** 10.1          Stock Option Plan for Executive and Key Employees of the
                 Company, including the form of the individual option
                 agreement thereunder.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
** 10.2          Form of Amendment to Stock Option Plan for Executive and Key
                 Employees of the Company, including the form of the amendment to the individual option agreement thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
** 10.3          Amended and Restated 1994 Equity Participation Plan of the
                 Company, including the forms of the individual option
                 agreements thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
** 10.4          Form of the Company s Employee Qualified Stock Purchase Plan.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
** 10.5          Amendment to the Strouds, Inc. Employee Qualified Stock
                 Purchase Plan, January 5, 1995.
                      Incorporated herein by reference to the Company s Form 10-K for the fiscal year ended February 25, 1995, as filed with the Commission on May 25, 1995.
   10.6          Warrant Agreement (Warrant 1), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.7          Warrant Agreement (Warrant 2), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.8          Loan and Security Agreement between BankAmerica Business
                 Credit, Inc. and Strouds, Inc., dated January 13, 1997.
                      Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 1, 1997, as filed with the Commission on May 30, 1996.

Exhibit No.      Description
-----------      -----------
   10.9          First Amendment to Loan and Security Agreement between
                 BankAmerica Business Credit, Inc. and Strouds, Inc., dated
                 January 15, 1997.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended May 31, 1997, as filed with the Commission on July 15, 1997.
   10.10         Second Amendment to Loan and Security Agreement between
                 BankAmerica Business Credit, Inc. and Strouds, Inc., dated
                 June 27, 1997.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended May 31, 1997, as filed with the Commission on July 15, 1997.
   10.11         International Swap Dealers Association, Inc. Master Agreement
                 between Bank of America National Trust and Savings
                 Association and Strouds, Inc., dated March 6, 1996.
                      Incorporated herein by reference to the Company s Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.12         Registration Rights Agreement dated as of January 2, 1996 by and between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.13         Security Agreement between Lyon Credit Corporation and
                 Strouds, Inc., dated July, 1996.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended August 31, 1996, as filed with the Commission on October 11, 1996.
   10.14         Employment Agreement between Charles Chinni and Strouds,
                 Inc., dated July 7, 1997.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended May 31, 1997, as filed with the Commission on July 15, 1997.
*  10.15         Financing Agreement between The CIT Group/Business Credit,
                 Inc. and Strouds, Inc. dated March 27, 1998
*  23            Consent of KPMG Peat Marwick LLP, independent auditors.
*  27            Financial Data Schedule
------------------------------

*    Filed herewith
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to the form pursuant to item 14(a)3 of Form 10-K.


(b)  Reports on Form 8-K:
     No reports on Form 8-K were filed by the Company during the last fiscal quarter of fiscal 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STROUDS, INC.
                              (Registrant)

                              /s/Charles R. Chinni                May 20, 1998
                              --------------------
                              Charles R. Chinni
                              Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on its behalf of the Registrant in the capacities and on the dates indicated.

Signature                     Title                               Date
---------                     -----                               ----

/s/ Wilfred C. Stroud         Director and Chairman of            May 20, 1998
---------------------         the Board
Wilfred C. Stroud

/s/ Dale D. Achabal           Director                            May 20, 1998
-------------------
Dale D. Achabal

/s/ Larry R. Bemis            Director                            May 20, 1998
------------------
Larry R. Bemis

/s/ Richard F. Clayton        Director                            May 20, 1998
----------------------
Richard F. Clayton

/s/ Joseph A. Imbrogulio      Director                            May 20, 1998
------------------------
Joseph A. Imbrogulio

/s/ Marco F. Weiss            Director                            May 20, 1998
------------------
Marco F. Weiss

/s/ Charles R. Chinni         Director, President and Chief       May 20, 1998
---------------------         Executive Officer
Charles R. Chinni             (Principal Executive Officer)

/s/ Douglas C. Felderman      Director, Senior Vice President-    May 20, 1998
------------------------      Finance, Chief Financial Officer
Douglas C. Felderman          and Secretary
                              (Principal Financial Officer)

/s/ Gary A. Van Wagner        Corporate Controller                May 20, 1998
----------------------        (Principal Accounting Officer)
Gary A. Van Wagner

                                EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------
    3.1          Form of Restated Certificate of Incorporation of the Company.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
    3.2          Restated By-laws of the Company.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
    4            Rights Agreement, dated as of November 17, 1995, between
                 Strouds, Inc. and American Stock Transfer & Trust Company.
                      Incorporated herein by reference to the Company s Form 8-K, as filed with the Commission on December 1, 1995.
** 10.1          Stock Option Plan for Executive and Key Employees of the
                 Company, including the form of the individual option
                 agreement thereunder.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
** 10.2          Form of Amendment to Stock Option Plan for Executive and Key
                 Employees of the Company, including the form of the amendment to the individual option agreement thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
** 10.3          Amended and Restated 1994 Equity Participation Plan of the
                 Company, including the forms of the individual option
                 agreements thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
** 10.4          Form of the Company s Employee Qualified Stock Purchase Plan.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
** 10.5          Amendment to the Strouds, Inc. Employee Qualified Stock
                 Purchase Plan, January 5, 1995.
                      Incorporated herein by reference to the Company s Form 10-K for the fiscal year ended February 25, 1995, as filed with the Commission on May 25, 1995.
   10.6          Warrant Agreement (Warrant 1), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.7          Warrant Agreement (Warrant 2), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.

Exhibit No.      Description
-----------      -----------
   10.8          Loan and Security Agreement between BankAmerica Business
                 Credit, Inc. and Strouds, Inc., dated January 13, 1997.
                      Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 1, 1997, as filed with the Commission on May 30, 1996.
   10.9          First Amendment to Loan and Security Agreement between
                 BankAmerica Business Credit, Inc. and Strouds, Inc., dated
                 January 15, 1997.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended May 31, 1997, as filed with the Commission on July 15, 1997.
   10.10         Second Amendment to Loan and Security Agreement between
                 BankAmerica Business Credit, Inc. and Strouds, Inc., dated
                 June 27, 1997.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended May 31, 1997, as filed with the Commission on July 15, 1997.
   10.11         International Swap Dealers Association, Inc. Master Agreement
                 between Bank of America National Trust and Savings
                 Association and Strouds, Inc., dated March 6, 1996.
                      Incorporated herein by reference to the Company s Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.12         Registration Rights Agreement dated as of January 2, 1996 by and between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.13         Security Agreement between Lyon Credit Corporation and
                 Strouds, Inc., dated July, 1996.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended August 31, 1996, as filed with the Commission on October 11, 1996.
   10.14         Employment Agreement between Charles Chinni and Strouds,
                 Inc., dated July 7, 1997.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended May 31, 1997, as filed with the Commission on July 15, 1997.
*  10.15         Financing Agreement between The CIT Group/Business Credit,
                 Inc. and Strouds, Inc. dated March 27, 1998
*  23            Consent of KPMG Peat Marwick LLP, independent auditors.
*  27            Financial Data Schedule
------------------------------

*    Filed herewith
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to the form pursuant to item 14(a)3 of Form 10-K.