Form 10-Q
period 1998-05-30
STROUDS INC
filed 1998-07-10
CIK 927760

   As filed with the Securities and Exchange Commission on July 10, 1998
_____________________________________________________________________________


                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                        -------------------
                             FORM 10-Q
                        -------------------


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended May 30, 1998

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


                           (626) 912-2866
         (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ----    ----

Number of shares of common stock outstanding at JUNE 26, 1998:  8,579,022

                            STROUDS, INC.



                               INDEX



                                                                    Page No.
                                                                    --------
PART I.     FINANCIAL INFORMATION

     ITEM 1.     FINANCIAL STATEMENTS:

                 Condensed Balance Sheets as of May 30, 1998
                    and February 28, 1998                               3

                 Condensed Statements of Operations for the Thirteen
                    Weeks Ended May 30, 1998 and May 31, 1997           4

                 Condensed Statements of Cash Flows for the Thirteen
                    Weeks Ended May 30, 1998 and May 31, 1997           5

                 Notes to Condensed Financial Statements                6

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                    9


PART II.    OTHER INFORMATION

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                       13

                 SIGNATURES                                             17

PART I.     FINANCIAL INFORMATION
---------------------------------
ITEM 1.     FINANCIAL STATEMENTS

                            STROUDS, INC.
                       CONDENSED BALANCE SHEETS
                                                          MAY 30,  FEBRUARY 28,
(in thousands, except share data)                          1998        1998
---------------------------------                        --------    --------
ASSETS                                                  (Unaudited)
Current assets:
   Cash                                                  $  1,070    $    518
   Accounts receivable                                      3,063       1,650
   Inventory                                               63,110      64,002
   Other                                                    4,737       5,030
                                                         --------    --------
      Total current assets                                 71,980      71,200
Property and equipment - at cost, net of accumulated
   depreciation and amortization                           21,562      21,422
Excess of cost over net assets acquired, net of
   accumulated amortization                                 7,466       7,531
Other assets                                                  972         925
                                                         --------    --------
      Total assets                                       $101,980    $101,078
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                  $    572    $    567
   Accounts payable                                        15,945      13,509
   Accrued expenses                                        13,781      13,154
   Current portion of restructuring reserves                5,538       7,247
                                                         --------    --------
      Total current liabilities                            35,836      34,477
Long-term debt                                             29,537      29,464
Restructuring reserves                                      4,121       4,121
Other non-current liabilities                               3,244       3,177
                                                         --------    --------
      Total liabilities                                    72,738      71,239
Stockholders' equity:
   Preferred stock, $0.0001 par value; authorized
      750,000 shares; no shares issued or outstanding        --           --
   Preferred stock, Series B, $0.0001 par value;
      authorized 250,000 shares; no shares issued or
      outstanding                                            --           --
   Common stock, $0.0001 par value; authorized
      25,000,000 shares; issued and outstanding May 30,
      1998 and February 28, 1998, 8,579,022 shares              1           1
   Additional paid-in capital                              39,082      39,082
   Accumulated deficit                                     (9,841)     (9,244)
                                                         --------    --------
       Total stockholders' equity                          29,242      29,839
                                                         --------    --------
       Total liabilities and stockholders' equity        $101,980    $101,078
                                                         ========    ========

See accompanying notes to condensed financial statements.

                            STROUDS, INC.
                  CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except share data)
                              (Unaudited)


                                                           13 WEEKS ENDED
                                                       ----------------------
                                                        MAY 30,      MAY 31,
                                                         1998         1997
                                                       ---------    ---------
Net sales                                              $ 55,015     $ 50,451
Costs and expenses:
   Cost of sales, buying and occupancy                   40,337       37,570
   Selling and administrative expenses                   14,507       15,005
   Amortization of excess of cost over
      net assets acquired                                    65           65
                                                       ---------    ---------
                                                         54,909       52,640
                                                       ---------    ---------

      Operating income (loss)                               106       (2,189)


Other income                                                 60           55
Interest expense, net                                      (762)        (865)
                                                       ---------    ---------

      Loss before income taxes                             (596)      (2,999)

Income taxes                                                ---          ---
                                                       ---------    ---------

      Net loss                                         $   (596)    $ (2,999)
                                                       =========    =========


Basic:
      Net loss per share                               $  (0.07)    $  (0.35)
                                                       =========    =========
      Weighted average shares outstanding                 8,579        8,536
                                                       =========    =========

Diluted:
      Net loss per share                               $  (0.07)    $  (0.35)
                                                       =========    =========
      Weighted average shares outstanding                 8,579        8,536
                                                       =========    =========

See accompanying notes to condensed financial statements.

                            STROUDS, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands)
                              (Unaudited)

                                                           13 WEEKS ENDED
                                                       ----------------------
                                                        MAY 30,      MAY 31,
                                                         1998         1997
                                                       ---------    ---------
Cash flows from operating activities:
   Net loss                                            $   (596)    $ (2,999)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization of property
            and equipment                                 1,178        1,235
         Amortization of excess of cost over net
            assets acquired                                  65           65
         (Increase) decrease in assets:
            Accounts receivable                          (1,413)         382
            Inventory                                       892          42
            Income taxes receivable                         ---        2,488
         Increase (decrease) in accounts payable and
            accrued expenses                              1,394       (3,503)
         Decrease in restructuring reserve               (1,709)        (232)
         Other                                              311       (1,701)
                                                       ---------    ---------
            Net cash provided by (used in) operating
               activities                                   122       (4,223)
                                                       ---------    ---------

Cash flows from investing activities:
   Capital expenditures                                  (1,317)        (695)
                                                       ---------    ---------
            Net cash used in investing activities        (1,317)        (695)
                                                       ---------    ---------

Cash flows from financing activities:
   Net borrowings under long-term debt                       78        3,993
   Principal payments under capital lease obligations       ---          (13)
   Decrease in overdraft                                  1,669        1,389
                                                       ---------    ---------
            Net cash provided by financing activities     1,747        5,369
                                                       ---------    ---------

            Net increase in cash                            552          451
Cash at beginning of period                                 518          765
                                                       ---------    ---------
Cash at end of period                                  $  1,070     $  1,216
                                                       =========    =========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                         $    592     $    902
                                                       =========    =========

See accompanying notes to condensed financial statements.

                             STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)


(1)     INTERIM FINANCIAL STATEMENTS

The accompanying Condensed Balance Sheet as of May 30, 1998 and the related Condensed Statements of Operations and Condensed Statements of Cash Flows for the 13 weeks ended May 30, 1998 and May 31, 1997 are unaudited. The unaudited operating results reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Information pertaining to the year ended February 28, 1998 is derived from the audited financial statements included in the Company's 1997 Annual Report on Form 10-K. This information should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1997 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the 13 weeks ended May 30, 1998 may not be indicative of the results to be expected for the entire fiscal year.


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

The provision for income taxes is based upon the estimated effective tax rate for the entire fiscal year. The effective rate is subject to ongoing review and evaluation by management.

Net Income (Loss) per Share

Effective February 28, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of operations for periods ending after December 15, 1997. Basic EPS excludes the effect of potentially dilutive options, warrants and convertible securities. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised. Reported EPS in prior periods have been restated to conform with the provisions of SFAS No.
128. During the thirteen week periods ended May 30, 1998 and May 31, 1997, the impact of common stock options and warrants was anti-dilutive. Accordingly, they were excluded from the calculation of EPS.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Pronouncements

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No, 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997. Management has determined that there are no components of comprehensive income that are not disclosed in the statement of operations, accordingly, there is no difference between net earnings and net comprehensive income.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and selected information in the notes thereto. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statement in the year of adoption, but comparative information is required in the second year of application. The Company has not determined whether the adoption of SFAS No. 131 will have a material impact upon the Company's financial reporting.

In April 1998, the AICPA Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities." SOP 98-5 requires that costs of start-up activities, including organization costs and club openings, be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted. In the fiscal year SOP 98-5 is first adopted, the application should be reported as a cumulative effect of a change in accounting principal. The Company has not yet determined whether the application of SOP 98-5 will have a material impact upon the Company's financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the May 31, 1997 amounts to conform to the May 30, 1998 presentation.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(3)     PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:
                                                        MAY 30,   FEBRUARY 28,
(in thousands)                                           1998         1998
--------------                                         ---------    ---------
Furniture, fixtures and equipment                      $ 42,338     $ 41,091
Equipment held under capital leases                         ---        2,081
Leasehold improvements                                    9,207        9,137
                                                       ---------    ---------
                                                         51,545       52,309
Impairment valuation reserve                             (1,551)      (1,601)
Accumulated depreciation and amortization               (28,432)     (29,286)
                                                       ---------    ---------
                                                       $ 21,562     $ 21,422
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

The Company has closed 2 stores in its Midwest market, 1 store in California and 1 store in Nevada. In June 1998, the Company closed 2 additional stores (1 in Chicago and 1 in greater Washington, DC.). In addition, the Company is actively looking to close up to 4 additional stores as part of its restructuring efforts. The Company plans to continue to operate these stores, where appropriate, in the current format or, if circumstances warrant, convert to an outlet format in order to improve cash flow and minimize the ultimate cost of disposition. As of May 30, 1998, no changes have been made to the estimated Restructuring Plan costs and no charges were recorded to operations.

During the first quarter of fiscal 1998, cash used related to the Restructuring Plan totaled $396,000, relating primarily to workforce reductions and consulting and advisory fees associated with the Company's restructuring and cost reduction efforts.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


The following table summarizes the Restructuring Plan charges and payments or asset write-downs:

                                              Payments and asset   Future cash
                                  1996       write-downs through   outlays and
(in thousands)                  Provision        May 30, 1998        charges
----------------------------   -----------   -------------------   -----------
Occupancy, lease termination
and subsidy costs associated
with the closure or
disposition of stores           $  7,375          $  2,505           $  4,870

Asset write-down; merchandise
inventory, leasehold improve-
ments, furniture and fixtures
and equipment                      7,215             2,767              4,448

Employee severance and other
related costs                      1,660             1,319                341
                               ----------        ----------         ----------
Total                           $ 16,250          $  6,591           $  9,659
                               ==========        ==========         ==========

(5)     LONG-TERM DEBT

On March 27, 1998, the Company entered into a new revolving credit agreement with a new lender (the "Credit Facility"), commenced borrowings under the Credit Facility and, concurrently, the Company's existing revolving credit facility was terminated. The borrowing limit under this Credit Facility is the lesser of $50.0 million or the sum of 85% of eligible accounts receivable plus the lesser of 75% of eligible inventory or 90% of orderly liquidation value. Interest is payable at a rate equivalent to the Chase Manhattan Bank Rate ("Bank Rate") plus one quarter of one percent (0.25%) per annum or LIBOR plus two and one half percent (2.50%) per annum (8.75% and 8.19% at May 30, 1998, respectively). The Company can lower its interest spread up to a maximum of 0.25% and 0.50% on its Bank Rate and LIBOR borrowings respectively, provided it achieves a certain fixed charge coverage ratio, as defined, measured on a monthly rolling twelve month basis. Included in this facility is a $7.0 million letter of credit sub-facility. The Company s Credit Facility contains various restrictions on the payment of cash dividends, incurrence of additional indebtedness, acquisitions, investments, loans, merger or consolidation and disposition of assets. The covenants also require the Company to meet a minimum net worth requirement at anytime the borrowing availability is less than $5.0 million. The Company was in compliance with the covenants at May 30, 1998. The Credit Facility is for an initial term of three years with automatic annual renewals thereafter.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(5)     LONG-TERM DEBT (Continued)

At May 30, 1998, the Company had outstanding borrowings of $28,009,000 under its $50,000,000 Credit Facility and $1,673,000 in outstanding letters of credit for purchase commitments to foreign suppliers under this sub-facility.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The following sets forth certain factors that have affected the Company's results of operations in recent periods, and management believes will continue to affect the Company in the future.

Restructuring and Asset Impairment

During fiscal 1996, the Company initiated a comprehensive restructuring and cost reduction plan (the "Restructuring Plan"), resulting in a pretax charge of $16.3 million. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of certain underperforming stores, elimination of underperforming merchandise categories and implementation of cost reduction measures, including workforce reductions, to more closely align the Company s cost structure with future expected revenues. As part of its restructuring efforts, the Company has closed 2 stores in its Midwest market, 1 store in California and 1 store in Nevada. In June 1998, the Company has closed 2 additional stores (1 in Chicago and 1 in greater Washington, D.C.). In addition, the Company is actively looking to close up to 4 additional stores as part of its restructuring efforts. The Company plans to continue to operate these stores, where appropriate, in the current format or, if circumstances warrant, convert to an outlet format in order to improve cash flow and minimize the ultimate cost of disposition. The estimated cost of closure, disposition and/or liquidation and the time involved is subject to continuing evaluation of these stores and merchandise categories by management.

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


RESULTS OF OPERATIONS

13 Weeks Ended May 30, 1998 Compared to the 13 Weeks Ended May 31, 1997
-----------------------------------------------------------------------

Net sales for the thirteen weeks ended May 30, 1998 increased $4.5 million, or 9.0%, to $55.0 million versus $50.5 million in the same period last year. Comparable store sales increased $3.8 million, or 8.4%, for the period. Sales from new stores and expanded or replacement stores increased by $2.3 million. Sales were reduced by $1.6 million due to 3 store closures.

Management believes the increase in comparable store sales over the same period a year ago can be attributable to the Company's increased promotional efforts, a strong California economy where the majority of the Company's stores are located and a favorable impact related to competitive openings. Approximately 17% of the comparable stores were affected by new competitive openings for the first quarter of 1998 compared to approximately 21% for the same period last year.

Cost of sales, buying and occupancy for the 13 weeks ended May 30, 1998 were $40.3 million versus $37.6 million for the same period a year ago, a $2.7 million increase. This dollar increase was attributable, primarily, to the increased sales volume over last year. As a percent of net sales, cost of sales, buying and occupancy decreased to 73.3% from 74.5% for the same period a year ago. The improved gross margin points were primarily due to the favorable impact of increased sales volume and the closure of 3 stores on occupancy costs.

Selling and administrative expenses for the 13 weeks ended May 30, 1998 decreased $0.5 million to $14.5 million versus $15.0 million for the same period in fiscal 1997 and decreased as a percentage of net sales from 29.7% to 26.4%. The dollar decrease was primarily due to the reduction in net advertising expenditures and lower store labor expense. The decrease as a percent of net sales was primarily due to the combined effect of increased sales volume and the lower expenditures for advertising and store labor. General and administrative expense as a percent of sales was 5.9% versus 5.7% a year ago. The increase as a percent of sales was primarily the result of expense recognition for newly established employee incentive plans.

As a result of the factors noted above, the Company had an operating income for the 13 weeks ended May 30, 1998 of $0.1 million versus an operating loss of $2.2 million for the same period a year ago, a $2.3 million increase.

Interest expense net, decreased $0.1 million to $0.8 million for the 13 weeks ended May 30, 1998 versus $0.9 million for the same period in fiscal 1997. The decrease was primarily the result of lower average borrowings and the related cost of borrowing this year.

The Company recorded no income tax benefit associated with its losses for the 13 week periods ended May 30, 1998 and May 31, 1997 due to the uncertainty of the Company's future taxable earnings. The estimated effective tax rate is subject to continuing evaluation and modification by management.


LIQUIDITY AND CAPITAL RESOURCES

On March 27, 1998, the Company entered into a new revolving credit agreement with a new lender (the "Credit Facility"). The borrowing limit under this Credit Facility is the lesser of $50.0 million or the sum of 85% of eligible accounts receivable plus the lesser of 75% of eligible inventory or 90% of appraised net liquidation value of inventory.

The Company's cash needs are primarily to support its inventory requirements, store expansion and refurbishment and systems development. The Company has historically financed its operations primarily with internally generated funds and its credit facilities. At May 30, 1998, the Company's working capital was $36.1 million, while advances from its Credit Facility were $28.0 million.
The Company had $14.7 million available for borrowings under its Credit Facility as determined by the Company's eligible "borrowing base" at May 30, 1998.

Cash provided by operating activities for the 13 weeks ended May 30, 1998 was $0.1 million. In the first quarter of fiscal 1998, the Company conducted going out of business sales at 2 locations which closed in June 1998. Cash used in restructuring payments was $0.4 million.

Net cash used in investing activities for the 13 weeks ended May 30, 1998 was $1.3 million. These funds were used for capital expenditures for improvements to its distribution and warehouse facility, management information systems development and existing store refurbishments.

Cash provided by financing activities for the 13 weeks ended May 30, 1998 was $1.7 million.

The Company's capital expenditures for the remainder of fiscal 1998 are currently expected to be approximately $3.8 million and will relate primarily to the conversion and enhancement of its management information systems, new store development and existing store expansions and refurbishments.

Management believes that funds generated from operations, its Credit Facility and use of trade credit will be sufficient to satisfy the Company's working capital requirements and commitments for capital expenditures through the end of fiscal 1998.

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

PART II.    OTHER INFORMATION
-----------------------------
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits:

     The exhibits on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report.

Exhibit No.      Description
-----------      -----------
    3.1          Form of Restated Certificate of Incorporation of the Company.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
    3.2          Restated By-laws of the Company.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
    4            Rights Agreement, dated as of November 17, 1995, between
                 Strouds, Inc. and American Stock Transfer & Trust Company.
                      Incorporated herein by reference to the Company s Form 8-K, as filed with the Commission on December 1, 1995.
   10.1          Stock Option Plan for Executive and Key Employees of the
                 Company, including the form of the individual option agreement thereunder.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.2          Form of Amendment to Stock Option Plan for Executive and Key
                 Employees of the Company, including the form of the amendment to the individual option agreement thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
   10.3          Amended and Restated 1994 Equity Participation Plan of the
                 Company, including the forms of the individual option agreements thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
   10.4          (First) Amendment to the Amended and Restated 1994 Equity
                 Participation Plan dated July 6, 1995.
                      Incorporated herein by reference to the Company s
                      Form S-8, Registration No. 333-58539, as filed with the Commission on July 6, 1998.
   10.5          (Second) Amendment to the Amended and Restated 1994 Equity
                 Participation Plan dated May 14, 1997.
                      Incorporated herein by reference to the Company s
                      Form S-8, Registration No. 333-58539, as filed with the Commission on July 6, 1998.

Exhibit No.      Description
-----------      -----------
   10.6          Third Amendment to the Amended and Restated 1994 Equity
                 Participation Plan dated May 20, 1998.
                      Incorporated herein by reference to the Company s
                      Form S-8, Registration No. 333-58539, as filed with the Commission on July 6, 1998.
   10.7          Form of the Company s Employee Qualified Stock Purchase Plan.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
   10.8          Amendment to the Strouds, Inc. Employee Qualified Stock
                 Purchase Plan, January 5, 1995.
                      Incorporated herein by reference to the Company s Form 10-K for the fiscal year ended February 25, 1995, as filed with the Commission on May 25, 1995.
   10.9          Warrant Agreement (Warrant 1), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.10         Warrant Agreement (Warrant 2), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.11         Loan and Security Agreement between BankAmerica Business
                 Credit, Inc. and Strouds, Inc., dated January 13, 1997.
                      Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 1, 1997, as filed with the Commission on May 30, 1996.
   10.12         First Amendment to Loan and Security Agreement between
                 BankAmerica Business Credit, Inc. and Strouds, Inc., dated
                 January 15, 1997.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended May 31, 1997, as filed with the Commission on July 15, 1997.
   10.13         Second Amendment to Loan and Security Agreement between
                 BankAmerica Business Credit, Inc. and Strouds, Inc., dated
                 June 27, 1997.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended May 31, 1997, as filed with the Commission on July 15, 1997.
   10.14         International Swap Dealers Association, Inc. Master Agreement
                 between Bank of America National Trust and Savings
                 Association and Strouds, Inc., dated March 6, 1996.
                      Incorporated herein by reference to the Company s Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.

Exhibit No.      Description
-----------      -----------
   10.15         Registration Rights Agreement dated as of January 2, 1996 by and between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.16         Security Agreement between Lyon Credit Corporation and
                 Strouds, Inc., dated July, 1996.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended August 31, 1996, as filed with the Commission on October 11, 1996.
   10.17         Employment Agreement between Charles Chinni and Strouds,
                 Inc., dated July 7, 1997.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended May 31, 1997, as filed with the Commission on July 15, 1997.
   10.18         Financing Agreement between The CIT Group/Business Credit,
                 Inc. and Strouds, Inc. dated March 27, 1998.
                      Incorporated herein by reference to the Company s Form 10-K for the fiscal year ended February 28, 1998, as filed with the Commission on May 27, 1998.
*  27            Financial Data Schedule
------------------------------

*    Filed herewith


b)  Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended May 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:  July 8, 1998





                                    STROUDS, INC.
                                    (Registrant)







                                    /s/ Charles Chinni
                                    ---------------------
                                    Charles Chinni
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)







                                    /s/ Douglas C. Felderman
                                    ------------------------
                                    Douglas C. Felderman
                                    Senior Vice President, Finance
                                    and Chief Financial Officer
                                    (Principal Financial Officer)

                           EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------
    3.1          Form of Restated Certificate of Incorporation of the Company.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
    3.2          Restated By-laws of the Company.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
    4            Rights Agreement, dated as of November 17, 1995, between
                 Strouds, Inc. and American Stock Transfer & Trust Company.
                      Incorporated herein by reference to the Company s Form 8-K, as filed with the Commission on December 1, 1995.
   10.1          Stock Option Plan for Executive and Key Employees of the
                 Company, including the form of the individual option agreement thereunder.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.2          Form of Amendment to Stock Option Plan for Executive and Key
                 Employees of the Company, including the form of the amendment to the individual option agreement thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
   10.3          Amended and Restated 1994 Equity Participation Plan of the
                 Company, including the forms of the individual option agreements thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
   10.4          (First) Amendment to the Amended and Restated 1994 Equity
                 Participation Plan dated July 6, 1995.
                      Incorporated herein by reference to the Company s
                      Form S-8, Registration No. 333-58539, as filed with the Commission on July 6, 1998.
   10.5          (Second) Amendment to the Amended and Restated 1994 Equity
                 Participation Plan dated May 14, 1997.
                      Incorporated herein by reference to the Company s
                      Form S-8, Registration No. 333-58539, as filed with the Commission on July 6, 1998.
   10.6          Third Amendment to the Amended and Restated 1994 Equity
                 Participation Plan dated May 20, 1998.
                      Incorporated herein by reference to the Company s
                      Form S-8, Registration No. 333-58539, as filed with the Commission on July 6, 1998.
   10.7          Form of the Company s Employee Qualified Stock Purchase Plan.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.

Exhibit No.      Description
-----------      -----------
   10.8          Amendment to the Strouds, Inc. Employee Qualified Stock
                 Purchase Plan, January 5, 1995.
                      Incorporated herein by reference to the Company s Form 10-K for the fiscal year ended February 25, 1995, as filed with the Commission on May 25, 1995.
   10.9          Warrant Agreement (Warrant 1), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.10         Warrant Agreement (Warrant 2), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.11         Loan and Security Agreement between BankAmerica Business
                 Credit, Inc. and Strouds, Inc., dated January 13, 1997.
                      Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 1, 1997, as filed with the Commission on May 30, 1996.
   10.12         First Amendment to Loan and Security Agreement between
                 BankAmerica Business Credit, Inc. and Strouds, Inc., dated
                 January 15, 1997.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended May 31, 1997, as filed with the Commission on July 15, 1997.
   10.13         Second Amendment to Loan and Security Agreement between
                 BankAmerica Business Credit, Inc. and Strouds, Inc., dated
                 June 27, 1997.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended May 31, 1997, as filed with the Commission on July 15, 1997.
   10.14         International Swap Dealers Association, Inc. Master Agreement
                 between Bank of America National Trust and Savings
                 Association and Strouds, Inc., dated March 6, 1996.
                      Incorporated herein by reference to the Company s Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.15         Registration Rights Agreement dated as of January 2, 1996 by and between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.16         Security Agreement between Lyon Credit Corporation and
                 Strouds, Inc., dated July, 1996.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended August 31, 1996, as filed with the Commission on October 11, 1996.

Exhibit No.      Description
-----------      -----------
   10.17         Employment Agreement between Charles Chinni and Strouds,
                 Inc., dated July 7, 1997.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended May 31, 1997, as filed with the Commission on July 15, 1997.
   10.18         Financing Agreement between The CIT Group/Business Credit,
                 Inc. and Strouds, Inc. dated March 27, 1998.
                      Incorporated herein by reference to the Company s Form 10-K for the fiscal year ended February 28, 1998, as filed with the Commission on May 27, 1998.
*  27            Financial Data Schedule
------------------------------

*    Filed herewith