Form 10-Q
period 1998-08-29
STROUDS INC
filed 1998-10-13
CIK 927760

   As filed with the Securities and Exchange Commission on October 13, 1998
_____________________________________________________________________________

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                        -------------------
                             FORM 10-Q
                        -------------------


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended August 29, 1998

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


                           (626) 912-2866
         (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ----    ----

Number of shares of common stock outstanding at October 2, 1998:  8,600,340

                            STROUDS, INC.



                               INDEX



                                                                    Page No.
                                                                    --------
PART I.     FINANCIAL INFORMATION

     ITEM 1.     FINANCIAL STATEMENTS:

                 Condensed Balance Sheets as of August 29, 1998
                    (Unaudited) and February 28, 1998                   3

                 Condensed Statements of Operations for the
                    Thirteen and Twenty-Six Weeks Ended August 29,
                    1998 and August 30, 1997 (Unaudited)                4

                 Condensed Statements of Cash Flows for the
                    Twenty-Six Weeks Ended August 29, 1998
                    and August 30, 1997 (Unaudited)                     5

                 Notes to Condensed Financial Statements                6

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                    10


PART II.    OTHER INFORMATION

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    16

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                       17

                 SIGNATURES                                             20

PART I.     FINANCIAL INFORMATION
---------------------------------

ITEM 1.     FINANCIAL STATEMENTS


                            STROUDS, INC.
                       CONDENSED BALANCE SHEETS
                                                       AUGUST 29, February 28,
(in thousands, except share data)                          1998        1998
---------------------------------                        --------    --------
ASSETS                                                  (Unaudited)
Current assets:
   Cash                                                  $    811    $    518
   Accounts receivable                                      1,976       1,650
   Inventory                                               60,726      64,002
   Other                                                    4,746       5,030
                                                         --------    --------
      Total current assets                                 68,259      71,200
Property and equipment - at cost, net of accumulated
   depreciation and amortization                           21,766      21,422
Excess of cost over net assets acquired, net of
   accumulated amortization                                 7,402       7,531
Other assets                                                  972         925
                                                         --------    --------
      Total assets                                       $ 98,399    $101,078
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                  $    595    $    567
   Accounts payable                                        15,515      13,509
   Accrued expenses                                        12,915      13,154
   Current portion of restructuring reserves                5,802       7,247
                                                         --------    --------
      Total current liabilities                            34,827      34,477
Long-term debt                                             30,417      29,464
Restructuring reserves                                      1,000       4,121
Other non-current liabilities                               3,246       3,177
                                                         --------    --------
      Total liabilities                                    69,490      71,239
Stockholders' equity:
   Preferred stock, $0.0001 par value; authorized
      750,000 shares; no shares issued or outstanding        --           --
   Preferred stock, Series B, $0.0001 par value;
      authorized 250,000 shares; no shares issued or
      outstanding                                            --           --
   Common stock, $0.0001 par value; authorized
      25,000,000 shares; issued and outstanding
      August 29, 1998, 8,600,340 shares; and
      February 28, 1998, 8,579,022 shares                       1           1
   Additional paid-in capital                              39,114      39,082
   Accumulated deficit                                    (10,206)     (9,244)
                                                         --------    --------
       Total stockholders' equity                          28,909      29,839
                                                         --------    --------
       Total liabilities and stockholders' equity        $ 98,399    $101,078
                                                         ========    ========
See accompanying notes to condensed financial statements.

                                       STROUDS, INC.
                            CONDENSED STATEMENTS OF OPERATIONS
                             (in thousands, except share data)
                                        (Unaudited)

                                              13 WEEKS ENDED          26 WEEKS ENDED
                                          ----------------------   ----------------------
                                          August 29,   August 30,  August 29,   August 30,
                                            1998         1997        1998         1997
                                          ---------    ---------   ---------    ---------
Net sales                                 $ 54,190     $ 53,797    $109,205     $104,248
Costs and expenses:
   Cost of sales, buying and occupancy      39,190       39,561      79,527       77,131
   Selling and administrative expenses      14,578       14,389      29,085       29,394
   Amortization of excess of cost over
      net assets acquired                       64           64         129          129
                                          ---------    ---------   ---------    ---------
                                            53,832       54,014     108,741      106,654
                                          ---------    ---------   ---------    ---------

      Operating income (loss)                  358         (217)        464       (2,406)


Other income                                    65           61         125          116
Interest expense, net                         (789)        (973)     (1,551)      (1,838)
                                          ---------    ---------   ---------    ---------

      Loss before income taxes                (366)      (1,129)       (962)      (4,128)

Income tax (expense) benefit                   --           --          --           --
                                          ---------    ---------   ---------    ---------

      Net loss                            $   (366)    $ (1,129)   $   (962)    $ (4,128)
                                          =========    =========   =========    =========


Basic:
      Net loss per share                  $  (0.04)    $  (0.13)   $  (0.11)    $  (0.48)
                                          =========    =========   =========    =========
      Weighted average shares outstanding    8,593        8,550       8,586        8,543
                                          =========    =========   =========    =========

Diluted:
      Net loss per share                  $  (0.04)    $  (0.13)   $  (0.11)    $  (0.48)
                                          =========    =========   =========    =========
      Weighted average shares outstanding    8,593        8,550       8,586        8,543
                                           =========    =========  =========    =========

See accompanying notes to condensed financial statements.

                            STROUDS, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands)
                              (Unaudited)
                                                           26 WEEKS ENDED
                                                       ---------------------
                                                       AUGUST 29,  AUGUST 30,
                                                         1998        1997
                                                       ---------   ---------
Cash flows from operating activities:
   Net loss                                            $   (962)   $ (4,128)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization of property
            and equipment                                 2,340       2,407
         Amortization of excess of cost over net
            assets acquired                                 129         129
         (Increase) decrease in assets:
            Accounts receivable                            (326)       (487)
            Merchandise inventory                         3,276       2,871
            Income taxes receivable                         ---       2,488
         Increase (decrease) in accounts payable and
            accrued expenses                                959      (1,275)
         Decrease in restructuring reserve               (4,566)     (1,050)
         Other                                              306      (1,377)
                                                       ---------   ---------
            Net cash provided by (used in) operating
               activities                                 1,156        (422)
                                                       ---------   ---------

Cash flows from investing activities:
   Capital expenditures                                  (2,684)     (1,168)
                                                       ---------   ---------
            Net cash used in investing activities        (2,684)     (1,168)
                                                       ---------   ---------

Cash flows from financing activities:
   Net borrowings under long-term debt                      981        (405)
   Principal payments under capital lease obligations       ---         (26)
   Decrease (increase) in overdraft                         808       2,215
   Other equity transactions                                 32          31
                                                       ---------   ---------
            Net cash provided by financing activities     1,821       1,815
                                                       ---------   ---------

            Net increase in cash                            293         225
Cash at beginning of period                                 518         765
                                                       ---------   ---------
Cash at end of period                                  $    811    $    990
                                                       =========   =========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                         $  1,596    $  1,785
                                                       =========   =========

See accompanying notes to condensed financial statements.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)




(1)     INTERIM FINANCIAL STATEMENTS

The accompanying Condensed Balance Sheet as of August 29, 1998 and the related Condensed Statements of Operations for the 13 and 26 weeks ended August 29, 1998 and August 30, 1997 and Condensed Statements of Cash Flows for the 26 weeks ended August 29, 1998 and August 30, 1997 are unaudited. The unaudited operating results reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Information pertaining to the year ended February 28, 1998 is derived from the audited financial statements included in the Company's 1997 Annual Report on Form 10-K. This information should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1997 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the 13 and 26 weeks ended August 29, 1998 may not be indicative of the results to be expected for the entire fiscal year.


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

The provision for income taxes is based upon the estimated effective tax rate for the entire fiscal year. The effective rate is subject to ongoing review and evaluation by management.

Net Income (Loss) per Share

Effective February 28, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of operations for periods ending after December 15, 1997. Basic EPS excludes the effect of potentially dilutive options, warrants and convertible securities. Diluted EPS reflects the potential dilution that could occur if securities to issue common stock were exercised. Reported EPS in prior periods have been restated to conform with the provisions of SFAS No.
128. During the 13 and 26 week periods ended August 29, 1998 and August 30, 1997, the impact of common stock options and warrants was anti-dilutive. Accordingly, they were excluded from the calculation of EPS.

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and selected information in the notes thereto. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the year of adoption, but comparative information is required in the second year of application. The Company has not determined whether the adoption of SFAS No. 131 will have a material impact upon the Company's financial reporting.

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

Reclassifications

Certain reclassifications have been made to the August 30, 1997 amounts to conform to the August 29, 1998 presentation.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(3)     PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:
                                                      AUGUST 29,  FEBRUARY 28,
(in thousands)                                           1998         1998
--------------                                         ---------    ---------
Furniture, fixtures and equipment                      $ 43,667     $ 41,091
Equipment held under capital leases                         ---        2,081
Leasehold improvements                                    9,244        9,137
                                                       ---------    ---------
                                                         52,911       52,309
Impairment valuation reserve                             (1,501)      (1,601)
Accumulated depreciation and amortization               (29,644)     (29,286)
                                                       ---------    ---------
                                                       $ 21,766     $ 21,422
                                                       =========    =========


(4)     RESTRUCTURING

During fiscal 1996, the Company initiated a comprehensive restructuring and cost reduction plan (the "Restructuring Plan"), which resulted in a pretax charge of $16,250,000. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of certain underperforming stores, elimination of underperforming merchandise categories and implementation of cost reduction measures, including workforce reductions, to more closely align the Company's cost structure with future expected revenues.

During fiscal 1997, the Company closed 2 stores in its Midwest market, 1 store in California and 1 store in Nevada. In the second quarter of fiscal 1998, the Company closed 3 additional stores (1 in Southern California, 1 in Chicago and 1 in greater Washington, D.C.). In addition, the Company may close up to 3 additional stores as part of its restructuring efforts. The Company plans to continue to operate these stores, where appropriate, in the current format or, if circumstances warrant, convert to an outlet format in order to improve cash flow and minimize the ultimate cost of disposition. As of August 29, 1998, no changes have been made to the estimated Restructuring Plan costs and no charges were recorded to operations.

During the first half of fiscal 1998, cash used related to the Restructuring Plan totaled $684,000, relating primarily to lease termination fees, workforce reductions and consulting and advisory fees associated with the Company's restructuring and cost reduction efforts.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


The following table summarizes the Restructuring Plan charges and payments or asset write-downs:

                                              Payments and asset   Future cash
                                  1996       write-downs through   outlays and
(in thousands)                  Provision      August 29, 1998       charges
----------------------------   -----------   -------------------   -----------
Occupancy, lease termination
and subsidy costs associated
with the closure or
disposition of stores           $  7,375          $  2,648           $  4,727

Asset write-down; merchandise
inventory, leasehold improve-
ments, furniture and fixtures
and equipment                      7,215             5,452              1,763

Employee severance and other
related costs                      1,660             1,349                311
                               ----------        ----------         ----------
Total                           $ 16,250          $  9,449           $  6,801
                               ==========        ==========         ==========


(5)     LONG-TERM DEBT

On March 27, 1998, the Company entered into a new revolving credit agreement with a new lender (the "Credit Facility"), commenced borrowings under the Credit Facility and, concurrently, the Company's existing revolving credit facility was terminated. The borrowing limit under this Credit Facility is the lesser of $50,000,000 or the sum of 85% of eligible accounts receivable plus the lesser of 75% of eligible inventory or 90% of orderly liquidation value. Interest is payable at a rate equivalent to the Chase Manhattan Bank Rate ("Bank Rate") plus one quarter of one percent (0.25%) per annum or LIBOR plus two and one half percent (2.50%) per annum (8.75% and 8.19% at August 29, 1998, respectively). The Company can lower its interest spread up to a maximum of 0.25% and 0.50% on its Bank Rate and LIBOR borrowings respectively, provided it achieves a certain fixed charge coverage ratio, as defined, measured on a monthly rolling twelve month basis. Included in this facility is a $7,000,000 letter of credit sub-facility. The Company s Credit Facility contains various restrictions on the payment of cash dividends, incurrence of additional indebtedness, acquisitions, investments, loans, merger or consolidation and disposition of assets. The covenants also require the Company to meet a minimum net worth requirement at anytime the borrowing availability is less than $5,000,000. The Company was in compliance with the covenants at August 29, 1998. The Credit Facility is for an initial term of three years with automatic annual renewals thereafter.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(5)     LONG-TERM DEBT (Continued)

At August 29, 1998, the Company had outstanding borrowings of $29,043,000 under its $50,000,000 Credit Facility and $2,000,000 in outstanding letters of credit for purchase commitments to foreign suppliers under this sub-facility.

On September 11, 1998, the Company entered into an Interest Rate Swap Agreement (the "New Agreement") with a financial institution. The New Agreement was entered into for the purpose of converting a portion of its borrowing to a long-term fixed base rate of interest. The Company converted $10,000,000 to a weighted average fixed base interest rate of 6.03% plus 2.50% until this New Agreement expires on March 1, 2001. In connection with the New Agreement, the Company has issued a standby letter of credit in the amount of $175,000 to secure the interest rate risk associated with this agreement. Concurrently, the Company terminated its existing International Swap Dealers Association Master Agreement which covered $20,000,000 at a weighted average fixed base interest rate of 7.00% plus 2.50%. As a result of terminating the Old Agreement, the Company incurred termination fees of $200,000.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The following sets forth certain factors that have affected the Company's results of operations in recent periods, and management believes will continue to affect the Company in the future.

Restructuring and Asset Impairment

During fiscal 1996, the Company initiated a comprehensive restructuring and cost reduction plan (the "Restructuring Plan"), resulting in a pretax charge of $16.3 million. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of certain underperforming stores, elimination of underperforming merchandise categories and implementation of cost reduction measures, including workforce reductions, to more closely align the Company s cost structure with future expected revenues. As part of its restructuring efforts, during fiscal 1997, the Company closed 2 stores in its Midwest market, 1 store in California and 1 store in Nevada. In the second quarter of fiscal 1998, the Company closed 3 additional stores (1 in Southern California, 1 in Chicago and 1 in greater Washington, D.C.). In addition, the Company may close up to 3 additional stores as part of its restructuring efforts. The Company plans to continue to operate these stores, where appropriate, in the current format or, if circumstances warrant, convert to an outlet format in order to improve cash flow and minimize the ultimate cost of disposition. The estimated cost of closure, disposition and/or liquidation and the time involved is subject to continuing evaluation of these stores and merchandise categories by management.

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


RESULTS OF OPERATIONS

13 Weeks Ended August 29, 1998 Compared to the 13 Weeks Ended August 30, 1997
-----------------------------------------------------------------------------

Net sales for the thirteen weeks ended August 29, 1998 increased $0.4 million, or 0.7%, to $54.2 million versus $53.8 million in the same period last year. Comparable store sales increased $0.4 million, or 0.9%, for the period. Sales from new stores and expanded or replacement stores increased by $0.7 million. Sales were reduced by $0.7 million due to 4 store closures.

Management believes the increase in comparable store sales over the same period a year ago can be attributable to a stronger California economic environment where the majority of the Company's stores are located and a favorable impact related to competitive openings. Approximately 13% of the comparable stores were affected by new competitive openings for the second quarter of 1998 compared to approximately 21% for the same period last year.

Cost of sales, buying and occupancy for the 13 weeks ended August 29, 1998 were $39.2 million versus $39.6 million for the same period a year ago, a $0.4 million decrease. As a percent of net sales, cost of sales, buying and occupancy decreased to 72.3% from 73.5% for the same period a year ago. The improvement was primarily due to the decrease of occupancy costs from the closure of 4 stores and lower distribution costs.

Selling and administrative expenses for the 13 weeks ended August 29, 1998 increased $0.2 million to $14.6 million versus $14.4 million for the same period in fiscal 1997 and increased as a percentage of net sales from 26.7% to 26.9%. General and administrative expense as a percent of sales was 6.0% versus 5.2% a year ago. The increases were primarily the result of increased labor staffing and expenses associated employee incentive plans.

As a result of the factors noted above, the Company had operating income for the 13 weeks ended August 29, 1998 of $0.4 million versus an operating loss of $0.2 million for the same period a year ago, a $0.6 million increase.

Interest expense, net, decreased $0.2 million to $0.8 million for the 13 weeks ended August 29, 1998 versus $1.0 million for the same period in fiscal 1997. The decrease was primarily the result of lower average borrowings and the related cost of borrowing this year.

The Company recorded no income tax benefit associated with its losses for the 13 week periods ended August 29, 1998 and August 30, 1997 due to the uncertainty of the Company's future taxable earnings. The estimated effective tax rate is subject to continuing evaluation and modification by management.


26 Weeks Ended August 29, 1998 Compared to the 26 Weeks Ended August 30, 1997
-----------------------------------------------------------------------------

Net sales for the 26 weeks ended August 29, 1998 increased $5.0 million, or 4.8%, to $109.2 million versus $104.2 million in the same period last year. Comparable store sales increased $4.3 million, or 4.4%, for the period. Sales from new stores and expanded or replacement stores increased by $3.0 million. Sales were reduced by $2.3 million due to 5 store closures.

Management believes the increase in comparable store sales over the same period a year ago can be attributable to the Company's increased promotional efforts with more frequent advertising, a strong California economy where the majority of the Company's stores are located and a favorable impact related to competitive openings. Approximately 15% of the comparable stores were affected by new competitive openings for the first half of 1998 compared to approximately 21% for the same period last year.

Cost of sales, buying and occupancy for the 26 weeks ended August 29, 1998 were $79.5 million versus $77.1 million for the same period a year ago, a $2.4 million increase. This dollar increase was attributable, primarily, to the increased sales volume over last year. As a percent of net sales, cost of sales, buying and occupancy decreased to 72.8% from 74.0% for the same period a year ago. The improved gross margin points were primarily due to the favorable impact of increased sales volume on occupancy and the decrease of occupancy costs from the closure of 5 stores.

Selling and administrative expenses for the 26 weeks ended August 29, 1998 decreased $0.3 million to $29.1 million versus $29.4 million for the same period in fiscal 1997 and decreased as a percentage of net sales from 28.2% to 26.6%. The dollar decrease was primarily due to the reduction in net advertising expenditures and lower store labor expense. The decrease as a percent of net sales was primarily due to the combined effect of increased sales volume and the lower expenditures for advertising and store labor. General and administrative expense as a percent of sales was 6.0% versus 5.5% a year ago. The increase as a percent of sales was primarily the result of increased labor staffing and expense recognition for newly established employee incentive plans.

The Company had operating income for the 26 weeks ended August 29, 1998 of $0.5 million versus an operating loss of $2.4 million for the same period a year ago, a $2.9 million increase, as a result of the factors noted above.

Interest expense, net, decreased $0.2 million to $1.6 million for the 26 weeks ended August 29, 1998 versus $1.8 million for the same period in fiscal 1997. The decrease was primarily the result of lower average borrowings and the related cost of borrowing this year.

The Company recorded no income tax benefit associated with its losses for the 26 week periods ended August 29, 1998 and August 30, 1997 due to the uncertainty of the Company's future taxable earnings. The estimated effective tax rate is subject to continuing evaluation and modification by management.


LIQUIDITY AND CAPITAL RESOURCES

On March 27, 1998, the Company entered into a new revolving credit agreement with a new lender (the "Credit Facility"). The borrowing limit under this Credit Facility is the lesser of $50.0 million or the sum of 85% of eligible accounts receivable plus the lesser of 75% of eligible inventory or 90% of appraised net liquidation value of inventory.

The Company's cash needs are primarily to support its inventory requirements, store expansion and refurbishment and systems development. The Company has historically financed its operations primarily with internally generated funds and its credit facilities. At August 29, 1998, the Company's working capital was $36.6 million, while advances from its Credit Facility were $29.0 million. The Company had $14.4 million available for borrowings under its Credit Facility as determined by the Company's eligible "borrowing base" at August 29, 1998.

Cash provided by operating activities for the 26 weeks ended August 29, 1998 was $1.2 million. In the first half of fiscal 1998, the Company conducted going out of business sales at 3 locations which closed in the second quarter of fiscal 1998. Cash used in restructuring payments was $0.7 million.

Net cash used in investing activities for the 26 weeks ended August 29, 1998 was $2.7 million. These funds were used for capital expenditures for improvements to its distribution and warehouse facility, management information systems development and existing store refurbishments.

Cash provided by financing activities for the 26 weeks ended August 29, 1998 was $1.8 million.

The Company's capital expenditures for the remainder of fiscal 1998 are currently expected to be approximately $2.5 million and will relate primarily to the conversion and enhancement of its management information systems, new store development and existing store expansions and refurbishments.

Management believes that funds generated from operations, its Credit Facility and use of trade credit will be sufficient to satisfy the Company's working capital requirements and commitments for capital expenditures through the end of fiscal 1998.


YEAR 2000

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather then the year 2000. This could result in a major system failure or miscalculations. The Company anticipates spending approximately $1.0 million in fiscal 1998 and $0.4 million in fiscal 1999 for the purpose of installing new merchandise, distribution and financial software. This investment is the major component of the Company's Year 2000 implementation plan. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The conversion is estimated to be completed by March 1999. However, if such modifications and conversions are not completed in a timely manner, unknown risks regarding the Year 2000 problem may have a material impact on the operations of the Company. Although the Company has been working with third party companies to insure Year 2000 compliance, there can be no assurance that the systems of these companies on which the Company's systems rely also will be converted in a timely manner or that any such failure to convert by another company would not have an adverse effect on the Company's systems. The Company does not currently have a contingency plan for unknown risks regarding the Year 2000 conversion, but estimates a contingency plan will be completed by May 1999.


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

PART II.    OTHER INFORMATION
-----------------------------

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on July 1, 1998, the following individuals were elected to the Board of Directors:

                              Votes For          Votes Against
                              ---------          -------------
Charles R. Chinni             6,950,541             554,229
Wilfred C. Stroud             6,950,541             554,229
Joseph A. Imbrogulio (1)      6,950,279             554,491
Larry R. Bemis                6,950,541             554,229
Dale D. Achabal               6,950,541             554,229
Marco F. Weiss                6,950,272             554,498
Richard F. Clayton            6,950,541             554,229

(1) Mr. Imbrogulio resigned from his position on the Board of Directors July 24, 1998.



The following proposal was approved at the Company's Annual Meeting:

                                     Votes      Votes     Votes     Broker
                                      For      Against   Abstain   Non-votes
                                   ---------   -------   -------   ---------
Approve certain amendments to
the Company's Amended and
Restated 1994 Equity Participation
Plan to, among other things (i)
increase the number of shares of
the Company's Common Stock
available for issuance thereunder
from 1,250,000 to 1,680,000, (ii)
amend the formula grant provisions
to provide for an annual grant of
5,000 options to the Company's
non-employee directors, (iii)
increase the Award Limit of the
number of shares subject to options
which may be granted to any
individual employee in any one year
to 500,000 shares, (iv) require all
options to be granted at an
exercise price of not less than
Fair Market Value (as defined)and
(v) prohibit the granting of
certain types of awards presently
allowed under the 1994 Plan.       4,268,878  1,307,241  33,519    1,895,132

The following proposal was approved at the Company's Annual Meeting:

                                   Votes For  Votes Against  Votes Abstain
                                   ---------  -------------  -------------
Ratify the appointment of KPMG
Peat Marwick LLP as the Company's
independent public accountants
for the fiscal year ending on
February 27, 1999.                 7,503,170        657            943



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

Exhibit No.      Description
-----------      -----------
   10.4          (First) Amendment to the Amended and Restated 1994 Equity
                 Participation Plan dated July 6, 1995.
                      Incorporated herein by reference to the Company s
                      Form S-8, Registration No. 333-58539, as filed with the Commission on July 6, 1998.
   10.5          (Second) Amendment to the Amended and Restated 1994 Equity
                 Participation Plan dated May 14, 1997.
                      Incorporated herein by reference to the Company s
                      Form S-8, Registration No. 333-58539, as filed with the Commission on July 6, 1998.
   10.6          Third Amendment to the Amended and Restated 1994 Equity
                 Participation Plan dated May 20, 1998.
                      Incorporated herein by reference to the Company s
                      Form S-8, Registration No. 333-58539, as filed with the Commission on July 6, 1998.
   10.7          Form of the Company s Employee Qualified Stock Purchase Plan.
                      Incorporated herein by reference to Amendment No. 1 to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
   10.8          Amendment to the Strouds, Inc. Employee Qualified Stock
                 Purchase Plan, January 5, 1995.
                      Incorporated herein by reference to the Company s Form 10-K for the fiscal year ended February 25, 1995, as filed with the Commission on May 25, 1995.
   10.9          Warrant Agreement (Warrant 1), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.10         Warrant Agreement (Warrant 2), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.11         Registration Rights Agreement dated as of January 2, 1996 by and between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.12         Security Agreement between Lyon Credit Corporation and
                 Strouds, Inc., dated July, 1996.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended August 31, 1996, as filed with the Commission on October 11, 1996.
   10.13         Financing Agreement between The CIT Group/Business Credit,
                 Inc. and Strouds, Inc. dated March 27, 1998.
                      Incorporated herein by reference to the Company s Form 10-K for the fiscal year ended February 28, 1998, as filed with the Commission on May 27, 1998.

Exhibit No.      Description
-----------      -----------
*  10.14         Interest Rate Swap Agreement between Wells Fargo Bank,
                 National Association and Strouds, Inc. dated September 11,
                 1998.
*  10.15         Amended and Restated Employment Agreement between Charles
                 Chinni and Strouds, Inc., dated May 20, 1998.
*  27            Financial Data Schedule
------------------------------

*    Filed herewith


b)  Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended August 29, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:  October 2, 1998





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

Exhibit No.      Description
-----------      -----------
   10.8          Amendment to the Strouds, Inc. Employee Qualified Stock
                 Purchase Plan, January 5, 1995.
                      Incorporated herein by reference to the Company s Form 10-K for the fiscal year ended February 25, 1995, as filed with the Commission on May 25, 1995.
   10.9          Warrant Agreement (Warrant 1), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.10         Warrant Agreement (Warrant 2), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.11         Registration Rights Agreement dated as of January 2, 1996 by and between the Company and BT Capital.
                      Incorporated herein by reference to the Company s Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.12         Security Agreement between Lyon Credit Corporation and
                 Strouds, Inc., dated July, 1996.
                      Incorporated herein by reference to the Company s Form 10-Q for the period ended August 31, 1996, as filed with the Commission on October 11, 1996.
   10.13         Financing Agreement between The CIT Group/Business Credit,
                 Inc. and Strouds, Inc. dated March 27, 1998.
                      Incorporated herein by reference to the Company s Form 10-K for the fiscal year ended February 28, 1998, as filed with the Commission on May 27, 1998.
*  10.14         Interest Rate Swap Agreement between Wells Fargo Bank,
                 National Association and Strouds, Inc. dated September 11,
                 1998.
*  10.15         Amended and Restated Employment Agreement between Charles
                 Chinni and Strouds, Inc., dated May 20, 1998.
*  27            Financial Data Schedule
------------------------------

*    Filed herewith