Form 10-K
period 1999-02-27
STROUDS INC
filed 1999-05-26
CIK 927760

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 26, 1999
______________________________________________________________________________

                     SECURITY AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                        --------------------------
                                 FORM 10-K
                        --------------------------
(Mark One)
[X]   ANNUAL REPORT PURSUANT TO
      SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended February 27, 1999

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

                                 (626) 912-2866
             (Registrant's telephone number, including area code)

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


                         (Page 1 of 2 Page Cover Page)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on May 17, 1999 as reported on the Nasdaq Stock Market, was approximately $10,009,782.

Number of shares of common stock, par value $0.0001 per share, outstanding at
May 17, 1999:   7,036,981



                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III, to be filed no later than June 11, 1999.

































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

The Company was founded in July 1979 by Wilfred C. Stroud, Jr., currently serving as the Founder, Chairman Emeritus and a director of the Company's Board of Directors. The first store opened in Pasadena, California in November 1979 under the name of "Strouds Linen Warehouse." As of February 27, 1999, the end to the Company's fiscal year, the Company operated 65 retail stores in California, Illinois, Minnesota, Nevada and Maryland. The Company defines its fiscal year as the period in which most of the business activity occurs (e.g., the year ending February 27, 1999 is referred to as fiscal
1998).


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

The Company's merchandising strategy is to carry a full line of quality merchandise to appeal to a broad range of customers, with an emphasis on higher quality products found in better department and specialty home textile stores. Strouds' merchandise assortment includes popular brand names and a wide assortment of more fashion-oriented upscale lines and designer collections, some of which are not available at certain of its department and specialty store competitors. The Company also maintains and continues to develop its own private label lines of merchandise. Its private label lines such as the Joyce Stroud Collection and the JS Relaxed fashion bedding styles augments its brand name linen lines offering a wide assortment at value prices. The Company believes that the breadth and depth of its selection exceeds what is generally available in department stores and is greater than most other specialty home textile stores.

The Company's pricing strategy is to maintain everyday low prices that are substantially below department store regular prices, and consistently at or below department store "sale" prices and competitive with prices at its specialty retail competitors for like merchandise. As one of the leading participants in the home textiles market, the Company believes that it benefits from volume purchasing advantages that support its competitive pricing policy.


CUSTOMER SERVICE

Exceptional customer service has always been a key element of the Company's business strategy. To maintain this service level, the Company continually invests in customer service training of all management, sales and support staff within each of its stores. For store management a comprehensive training program called LEAD (Leadership, Education And Development) is constantly updated to provide the most current tools available for effective in-store management, associate training and customer service. The Company employs its Linen Experts program for sale associates so customers receive the best information possible on its linen products. The Linen Experts program takes all sales associates from an initial full-day orientation through a series of activities including product study, computer education and customer service training. The program culminates in the Linen Expert Challenge - a formal examination given twice yearly that, when successfully completed, entitles the sales associate to wear the Linen Expert badge.

The Company has also taken steps to improve the customer shopping experience at the point-of-sale ("POS"). This includes developing more efficient "cash wrap" areas and enhanced POS systems. The Company is currently upgrading its existing POS system to provide faster credit card authorization, customer returns and improved customer receipt information regarding their purchases.

The continual investment in customer service and its liberal return policy, the Company believes, has allowed it to sustain a superior position to its competitors. This exceptional customer service position has always been a point of difference for Strouds.


STORE FORMAT

Superstores

In 1988, the Company changed from its original format, which included stores ranging from 5,000 to 10,000 square feet, to a larger superstore format averaging 17,500 square feet (excluding a 50,000 square foot superstore in Irvine, CA) as of fiscal year-end 1998. The primary purpose of the Company's shift to the superstore format has been to meet the demands of an increasingly competitive environment. These stores feature improved merchandise presentations, new merchandise categories, higher quality fixtures and an overall ambiance that management believes substantially improves the Strouds shopping experience. These superstores, on average, have experienced higher sales volume but lower sales per square foot than the Company's original format stores. As a result, although occupancy costs per square foot have not risen significantly, occupancy costs as a percentage of net sales has increased. This has had a negative effect on the Company's gross profit margin percentage, which includes buying, occupancy and distribution expenses. Because of the impact of the shift in store format on average store-level performance, results in different periods may not be comparable.

All of the Company's original format stores have either been converted to the superstore or outlet store format. Strouds currently operate 48 superstores averaging approximately 17,500. The superstores that were open for the full twelve months ended February 27, 1999 generated average sales of approximately $3.8 million and average sales per square foot of approximately $221 (excluding the Irvine, CA superstore).

Outlet Stores

The Company has developed, initially through the conversion of original format and selected superstores, an outlet business utilizing the name and brand development of the Strouds superstore format. The outlet format averages 8,100 square feet and targets a more bargain-oriented customer. The outlet store carries a similar breath of merchandise like the Company's superstores and consists of direct purchases, manufacturers' close-outs, overruns and irregular product and slow selling merchandise from the Company's superstores. Currently, the Company operates 17 outlet stores in California comprised of 11 conversions from either the original or superstore format and 6 stores opened as outlets.

Comparable outlet stores averaged approximately $2.0 million of sales and produced average sales per square foot of approximately $252 for the twelve months ended February 27, 1999 (excluding one outlet store which had sales of approximately $5.6 million and sales per square foot of approximately $552).

The following table shows, by store format, the number of stores in operation at the end of each of the following fiscal years and the number of stores opened, closed or converted during each year.

                             SUPER-                                TOTAL
                             STORE      OUTLET       ORIGINAL     STORES
                           -------      -------      --------     -------
1995 ending store count         46           10            5           61
                           -------      -------      -------      -------
1996
----
Stores opened                    7          ---          ---            7
Stores closed                   (1)         ---          ---           (1)
Store conversions               (1)           4           (3)         ---
                           -------      -------      -------      -------
Ending store count              51           14            2           67
                           -------      -------      -------      -------
1997
----
Stores opened                    2          ---          ---            2
Stores closed                   (2)          (1)         ---           (3)
Store conversions               (2)           4           (2)         ---
                           -------      -------      -------      -------
Ending store count              49           17            0           66
                           -------      -------      -------      -------
1998
----
Stores opened                    1            1          ---            2
Stores closed                   (2)          (1)         ---           (3)
                           -------      -------      -------      -------
Ending store count              48           17            0           65
                           =======      =======      =======      =======
Average square feet per
   store February 28,
   1998                     17,500        8,100          ---       15,600
                           =======      =======      =======      =======


MARKETING AND SALES PROMOTION

The Company employs an aggressive advertising program to build brand awareness and communicate its extensive selection of exceptional values. The Company utilizes an everyday low price strategy and frequently runs sales events off of this strategy. The Company primarily uses full color inserts and direct mail pieces to reach existing and new customers. In addition, the Company periodically uses television during peak seasonal periods and for clearance events.

MANAGEMENT INFORMATION SYSTEMS

The Company's management information systems ("MIS") are designed to provide its management and other personnel with timely and easily accessible information to control and manage their businesses effectively. The Company has integrated sales activity in its stores, inventory, purchasing, planning and replenishment, distribution and financial systems. The Company's point-of sale system provides price and inventory look-up, promotional pricing as well as a number of back-office administrative features.

The Company continually invests in MIS in order to improve customer service and reduce operating costs. In fiscal 1998, the Company invested heavily in remediation efforts associated with the year 2000 problem. This effort has resulted in upgrades to all its mission critical applications and will provide a host of new administrative, data capturing and decision making tools. The Company anticipates it will spend approximately $1.0 million in fiscal 1999 to complete its remediation efforts, invest in supply chain technologies such as carton scanning and advance ship notice capabilities, faster credit authorization at the point-of-sale and internet commerce. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000."


PRIOR EXPANSION STRATEGY

Strouds expanded into markets outside of its core California markets during 1994 through 1997. The Company opened 13 superstores in the greater Chicago, Minneapolis and Washington, D.C. markets and Nevada. These stores averaged over 23,000 square feet and were approximately 35% larger than the Company's average California superstores. These new superstores carried expanded product lines and new merchandise categories including housewares. The majority of these stores experienced high occupancy and operating costs as a result of low sales volume. As a result of the poor operating results of these stores in particular, the Company suspended its expansion into new markets outside of California and announced a restructuring plan, in part, for the purpose of closing underperforming stores in its expansion markets. As of February 27, 1999, the Company has closed 3 stores in the greater Chicago and Minneapolis markets and 1 each in the Washington, D.C. and Nevada markets, commenced closing its remaining store in the Washington, D.C. market and plans to close 1 more store in the greater Chicago market.

The Company has continued a strategy to expand in its core California markets. This expansion strategy consists of strategic in-filling with new stores, relocations of existing stores to adjust to demographic shifts and store expansions to meet increasing demands. For its fiscal year ended February 27, 1999, the Company opened 1 superstore and 1 outlet store in Monterey and San Jose, California, respectively. The continued store development activity in California has from time to time negatively impacted the sales of existing Strouds stores. Management believes that the benefits of strengthening its market presence and adjusting to demographic shifts in the California market have generally outweighed the reduced sales impact experienced by an existing Strouds store that may share a particular trade area.

RESTRUCTURING AND ASSET IMPAIRMENT

Primarily as a result of the factors noted above, the Company initiated a comprehensive restructuring and cost reduction plan (the "Restructuring Plan"), resulting in a pretax charge of $16.3 million in fiscal 1996. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of certain underperforming stores, elimination of underperforming merchandise categories and implementation of cost reduction measures, including workforce reductions, to more closely align the Company's cost structure with future expected revenues. Since the initiation of the Restructuring Plan, the Company has closed 5 stores in its expansion markets noted above and 2 stores in California as of February 27, 1999. The Company plans to close 2 additional stores in its expansion markets as noted above.

Cash used in fiscal 1998 related to the Restructuring Plan of $0.9 million was primarily related to lease termination costs, teardown expenses, consulting and advisory expenses and employee severance and related costs. As of February 27, 1999, no changes had been made to the estimated Restructuring Plan costs and no charges were recorded to operations. The Restructuring Plan has been substantially completed. The remaining liability is primarily for the closure of 2 stores, of which the closure terms have yet to be determined.

During fiscal 1996, the Company recorded a pretax charge of $1.8 million for the impairment of certain operating assets. The principal factors leading up to the charge were current and future operating losses on individual operating assets, whereby the carrying value of certain operating assets exceeded the current estimate of future cash flows from the related assets. In fiscal 1998 and fiscal 1997, the Company had no additional charges for asset impairment. The Company will continually evaluate the performance of its operating assets for the factors noted above and, if conditions warrant, write-down the value of such assets commensurate with the current and estimated future operating performance.


FUTURE EXPANSION

The Company has substantially completed its restructuring efforts, made changes to a number of merchandise categories its stores will carry, improved the physical layout to more visually stimulate the customer, modified the use of advertising media and increased the frequency of sale events. The combination of these efforts has resulted in improved operating performance for most of the Company's stores. Additionally, the revision to the stores' merchandise categories will result in a scaled down store size which management believes is more economically efficient. As a result, management believes that it is now positioned to expand outside of California in a more effective manner than in its previous expansion efforts. This expansion will primarily occur, over the next three years, in markets that are contiguous or in proximity of its core California markets. Management believes that it can better leverage the Strouds name in these markets. While this name recognition will assist in supporting the introduction of the Strouds stores, the geographic proximity to California will offer logistical economies in terms of distribution and management.


COMPETITION

The specialty home textile business is fragmented and highly competitive. The Company competes with many different types of retail stores that sell many or most of the products sold by the Company. Such competitors include (i) department stores, (ii) specialty stores (such as specialty home textile retailers) and other companies operating superstores selling similar product lines as the Company, (iii) national chain and mass merchandise stores and
(iv) catalog retailers. Many of the Company's competitors have substantially greater financial and other resources than the Company, including, in some cases, better name recognition.

The Company believes that the ability to compete successfully in its geographic markets is determined by several factors, including pricing; breadth and quality of product selection; in-stock availability of merchandise; effective merchandise presentation; customer service; and store locations. The Company believes that it is well-positioned to compete on the basis of these factors. Nevertheless, there can be no assurance that any or all of the factors that enable the Company to compete favorably will not be adopted by companies having greater financial and other resources than the Company. The home textiles industry is becoming increasingly competitive as several specialty retailers are expanding into new geographic markets, including opening stores in California. In addition, if the Company expands into new geographic markets, it will face new competitors.


SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company's business is subject to seasonal and quarterly fluctuations. Historically, the Company has realized a higher portion of its net sales and an even greater proportion of its profits in the months of November, December and January. Additionally, the timing of promotional events may affect the Company's results in different quarters from year to year. The Company may encounter different seasonality factors as it enters new markets outside of California. The timing of new store openings and related preopening expenses, and the amount of net sales contributed by new and existing stores, may also cause the Company's quarterly results of operations to fluctuate.


EMPLOYEES

As of February 27, 1999, Strouds employed approximately 1,637 people, of which 1,367 were hourly employees and 270 were salaried. Of these employees, 1,465 were store employees, 50 were distribution center employees and 122 were corporate level employees. None of the Company's employees is covered by a collective bargaining agreement. Management believes that the Company enjoys good employee relations.

TRADEMARKS

The Company has registered in the United States Patent and Trademark Office its service marks "Strouds," "Strouds, The Linen Experts," "Strouds Linen Outlet" and "Strouds Home Compass" for retail services. Strouds private label merchandise use the registered marks "Essentials" and "Palette" for bedding, bath and kitchen textile products.


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

Credit Availability

At February 27, 1999, the Company utilized a credit facility of up to $50 million for the purpose of supplementing its cash needs for capital expenditures, inventory and other working capital. The availability of funds under the revolving credit agreement is limited to the borrowing base (i.e., eligible inventory plus eligible accounts receivable) as defined in the credit agreement. Accordingly, the availability of funds may be less than the maximum amount available under the credit agreement. The availability of funds under this revolving credit agreement is subject to the Company complying with all the terms and conditions of the credit agreement. Additionally, any breach of the terms and conditions on the part of the Company may have a significant impact on the credit availability. The occurrence of any of the factors noted above could substantially impair the Company's ability to operate its business and/or improve operating results.

Restructuring and Asset Impairment

During the fourth quarter of fiscal 1996, the Company initiated the Restructuring Plan for the closure or disposition of certain underperforming stores, elimination of underperforming merchandise categories and implementation of cost reduction measures. Since the initiation of the Restructuring Plan, the Company has closed 5 stores in its expansion markets (greater Chicago, Minneapolis and Washington, D.C. and Nevada) and 2 stores in California as of February 27, 1999. The Company plans to close 2 additional stores in its expansion markets. The Restructuring Plan was designed to improve the operating performance of the Company. The Company can make no assurances that the Restructuring Plan will improve the operating performance of the Company or that additional charges will not be incurred in the future related to additional store closures or dispositions.

Additionally, the Company periodically evaluates the current and future cash flows of individual operating assets to determine whether the carrying value of such assets exceed the current estimate of future cash flows from the related assets. Such an evaluation resulted in a $1,800,000 pretax charge in fiscal 1996 for the impairment of certain operating assets. In fiscal 1998 and 1997, the Company had no additional assets impaired. The Company will continually evaluate the performance of its operating assets for the factors noted above and can make no assurances that the Company will not incur additional impairment charges in the future.

Growth Strategy

Strouds expanded into markets outside of its core California markets during 1994 through 1997. The Company opened 13 superstores in the greater Chicago, Minneapolis and Washington, D.C. markets and Nevada. These stores averaged over 23,000 square feet and were approximately 35% larger than the Company's average California superstore. These new superstores carried expanded product lines and new merchandise categories including housewares. The majority of these stores experienced high occupancy and operating costs as a result of low sales volume. As a result of the poor operating results of these stores in particular, the Company suspended its expansion into new markets outside of California and announced the Restructuring Plan, in part, for the purpose of closing underperforming stores in its expansion markets. As of February 27, 1999, the Company has closed 3 stores in the greater Chicago and Minneapolis markets and 1 each in the Washington, D.C. and Nevada markets, commenced closing its remaining store in the Washington, D.C. market and plans to close 1 more store in the greater Chicago market.

The Company has continued a strategy to expand in its core California markets. This expansion strategy consists of strategic in-filling with new stores, relocations of existing stores to adjust to demographic shifts and store expansions to meet increasing demands. For its fiscal year ended February 27, 1999, the Company opened 1 superstore and 1 outlet store in Monterey and San Jose, California, respectively. The continued store development activity in California has from time to time negatively impacted the sales of existing Strouds stores. Management believes that the benefits of strengthening its market presence and adjusting to demographic shifts in the California market have generally outweighed the reduced sales impact experienced by an existing Strouds store that may share a particular trade area.

The Company has substantially completed its restructuring efforts, made changes to a number of merchandise categories its stores will carry, improved the physical layout to more visually stimulate the customer, modified the use of advertising media and increased the frequency of sale events. The combination of these efforts has resulted in improved operating performance for most of the Company's stores. Additionally, the revision to the stores' merchandise categories will result in a scaled down store size which management believes is more economically efficient. As a result, management believes that it is now positioned to expand outside of California in a more effective manner than in its previous expansion efforts. This expansion will primarily occur, over the next three years, in markets that are contiguous or in proximity of its core California markets. Management believes that it can better leverage the Strouds name in these markets. While this name recognition will assist in supporting the introduction of the Strouds stores, the geographic proximity to California will offer logistical economies in terms of distribution and management.

Strouds establishes construction budgets for store development. These budgets assist in achieving a level of capital investment suitable for a particular store's location and to meet the planned return on investment goal. The Company relies heavily on local contractors, who may be inadequately capitalized or understaffed. The inability or failure of one or more local contractors to perform may result in construction delays and increased costs.

Superstore Format

The Company has completed the conversion of its original format stores to the superstore format. Additionally, the Company expects to open new superstores. Management believes that the superstore format enables it to maintain a competitive presence in the markets in which it operates. However, this store format requires a substantially higher investment for store fixtures, leasehold improvements and inventory. Because of the larger size of the superstore, the Company incurs higher operating costs for rent. As a result, although the Company's occupancy costs per square foot have not risen significantly, occupancy costs as a percentage of sales have increased. This factor has adversely affected the Company's gross profit margin, which includes buying, occupancy and distribution expense. Other operating expenses of the superstore format are greater than those of the Company's outlet and original format stores such as payroll, utilities and maintenance expenses.
As a result of the increased operating costs and expenses, the Company must achieve higher sales volumes for superstores to become profitable and meet its performance requirements. Failure to achieve such increased sales volumes could result in lower operating margins or, if the sales shortfall is severe, store operating losses.

Competition

The market for home textiles is fragmented and highly competitive. The Company competes with many different types of retailers that sell many or most of the items sold by the Company. The home textiles industry is extremely competitive as several specialty retailers are in the process of expanding into new markets, including the Company's core market in California. In addition, the Company faces extreme competition in the new markets that it has entered. If any of the Company's major competitors seek to gain or retain market share by reducing prices, the Company may be required to reduce its prices in order to remain competitive, which may have the effect of reducing its profitability. Existing competition in the new markets that the Company has or will enter may inhibit the ability of its new stores to mature at a rate experienced in the past in its California markets.

Seasonality and Quarterly Fluctuations

The Company's business is subject to seasonal and quarterly fluctuations. Historically, the Company has realized a higher proportion of its net sales and an even greater proportion of its profits in the months of November, December and January. Additionally, the timing of promotional events may affect the Company's results in different quarters from year to year. The Company may encounter different seasonality factors as it enters new markets outside of California. The timing of new store openings and related preopening expenses, and the amount of net sales contributed by new and existing stores, may also cause the Company's quarterly results of operations to fluctuate.

Support Systems

To manage the Company's existing store operations and its expansion strategy, the Company relies heavily on its support systems and continually evaluates the adequacy of such systems including store management, financial controls, distribution and management information systems. There can be no assurance that the Company will anticipate all of the changing demands which operations will impose on the Company's support systems. Failure to alter its internal systems or procedures as required could adversely affect the Company.

Management Information Systems and Year 2000

The Company has conducted a comprehensive review of its computer systems to identify those systems that could be affected by the "Year 2000" (or "Y2K") issue and has developed an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Year 2000 issue is believed to affect virtually all companies and organizations, including the Company. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

The Company is reliant on computer-based technology and utilizes a variety of proprietary and third-party applications. The Company's retail functions, such as merchandise procurement and distribution, inventory control and point-of-sale transactions, generally use third-party applications, with proprietary additions to fit unique business requirements. Failure in these key areas could impact the Company's ability to transact business in an efficient manner. The Company is also dependent on a number of key vendors using similar technology for ongoing timely and consistent delivery of merchandise to support retail operations. A significant disruption in the flow of key items into stores could also negatively impact results. To a much lesser degree, the Company also relies on certain "imbedded processor" systems for communications, security and other basic process control functions, the complete failure of which could also impact operations.

In fiscal 1998, the Company spent approximately $1.4 million for the purpose of installing new merchandise, distribution and financial software. This major effort included complete replacement of the previously used mainframe computer systems and modified third-party software with Y2K-certified hardware and software in fiscal 1998 as well as upgrading all in-store point-of-sale computer systems to be Y2K-compliant. These efforts have been substantially completed with installation and testing of the mainframe systems for merchandising, accounting, distribution and inventory control prior to the end of fiscal 1998, and the completion of the in-store system upgrades which will be installed in every retail store in the first quarter of fiscal 1999. The Company anticipates spending approximately $0.2 million in fiscal 1999 for additional upgrades to these systems. Arrangements with other key providers for payroll, voice and data communications, credit card and check processing and non-critical software packages are currently being completed to assure Y2K compatibility by July 1999. Based upon the compliance levels of the critical software and hardware currently installed or being installed, the Company expects to be fully compliant well in advance of the potential for business impact from the Y2K transition. Nonetheless, a formal reassessment based upon integrated simulation of all Company systems will be undertaken in the second quarter of fiscal 1999 to verify readiness. If the modifications and conversions to the Company's computer systems are not completed in a timely manner, the Year 2000 problem may have a material impact on the operations of the Company. Such material impacts could require the Company to manually record sales, issue purchases orders to suppliers, pay invoices from vendors and maintain its books and records for a period of time.

Y2K compliance of the Company's key vendors has been assessed through individual surveys completed in fiscal 1998, and will be tested in the first quarter of fiscal 1999 with electronic data interchange transmission of Y2K-specific order and financial information. An assessment of potential problem relationships will be reviewed in the second quarter of fiscal 1999 for further follow-up activity. The Company expects to deal with any remaining "at-risk" systems or supplier issues and develop appropriate contingency plans in the third quarter of fiscal 1999. These contingency plans may include such actions as making alternate supplier arrangements, rescheduling deliveries, or utilizing alternate methods of operation during this critical period.

Notwithstanding that the Company has been proceeding diligently with the implementation of its own compliance program, including aspects thereof directed to ascertaining Year 2000 compliance by third-parties, there can be no assurance that the Company's operations will not experience disruptions due to the failure of third parties (including software, data processing, and other vendors) with which the Company has commercial relationships to become fully Year 2000 compliant in a timely manner. In the worst case, the Company may experience extensive delays in merchandise shipments from suppliers and therefore experience high levels of out-of-stock goods in its stores. Such out-of stock scenarios could have a material impact on sales and related profits for an unspecified period of time and accordingly, cause an adverse change in the Company's stock price to occur.

Reliance on Key Personnel

The Company is dependent on the services of its Chairman, President and Chief Executive Officer, Charles R. Chinni. The Company has an employment contract with Mr. Chinni ending on February 28, 2001. The loss of services of Mr. Chinni or other key officers or employees could have a material adverse effect on the Company's operations. In addition, there can be no assurance that the Company will be able to attract and retain additional key personnel with the skills and expertise to manage its operations.

Business Disruption / Geographic Concentration

The Company's corporate headquarters, principal distribution facility and the majority of its stores are located in California, a state known for seismic activity. Operating results could be materially affected by a significant earthquake if such an event should occur in a geographic area where there is a concentration of stores. In addition, there can be no assurance that operating results would not be permanently affected due to such an event.

Anti-Takeover Effect of Certain Provisions of the Company's Certificate of Incorporation and Bylaws

Certain provisions of the Company's Restated Certificate of Incorporation (the "Certificate") and Restated Bylaws (the "Bylaws"), as well as Delaware corporate law, may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a stockholder might consider to be in the stockholder's best interest. These provisions (i) provide that only the Board of Directors or Chief Executive Officer of the Company may call special meetings of the stockholders and that stockholders may not act by written consent, (ii) establish certain advance notice procedures for nomination of candidates for election as directors and for stockholder proposals to be considered at stockholders' meetings and (iii) restrict certain business combinations with interested stockholders. The Board of Directors of the Company has the authority of issue preferred stock in one or more series without the approval of the holders of the Common Stock, par value $0.0001 per share "Common Stock." In certain circumstances, the fact that provisions are in place which inhibit or discourage takeover attempts could reduce the market value of the Common Stock.

Volatility of Stock Price

The Company's Common Stock began trading on the Nasdaq Stock Market on October 12, 1994. The market price of the shares of Common Stock could be subject to significant fluctuations in response to the Company's operating results and other factors. In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. These fluctuations as well as a shortfall in sales or earnings compared to public market analysts' expectations, changes in analysts' recommendations or projections, and general economic and market conditions, may adversely affect the market price of the Common Stock.

ITEM 2.     PROPERTIES
----------------------

The Company leases all of its retail stores. The leases expire at various dates principally between 1999 and 2014. The average new lease is 10 years, and generally has multiple five-year renewal options. Each store lease is negotiated individually. Lease terms usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. A proportionate share of certain operating costs such as common area maintenance, utilities, insurance, and taxes are typically paid by tenants.

The table below sets forth certain information concerning the Company's stores at the end of fiscal 1998:

   State         Superstore     Outlet     Total
   -----         ----------     ------     -----
   California        38           17         55
   Illinois           5           --          5
   Minnesota          2           --          2
   Nevada             2           --          2
   Maryland           1           --          1
                    ---          ---        ---
       Total         48           17         65
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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

                                    PART II
                                    -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Stroud's Common Stock is listed on the Nasdaq Stock Market under the symbol "STRO." On May 7, 1999, there were approximately 1,925 stockholders of the Company, including beneficial stockholders whose stock is held in nominee or street name by brokers. The table below sets forth the high and low sales prices for Strouds' Common Stock as reported by the Nasdaq Stock Market during the fiscal periods specified:

Fiscal Year 1998                High         Low
----------------               ------       ------
First Quarter                  $ 3 15/16    $ 1 5/8
Second Quarter                   3 1/2        2 3/8
Third Quarter                    2 1/2        1 13/32
Fourth Quarter                   2 1/8        1 1/4

Fiscal Year 1997                High         Low
----------------               ------       ------
First Quarter                  $ 3 3/4      $ 1 5/8
Second Quarter                   2 3/8        1 11/16
Third Quarter                    3 3/8        1 7/8
Fourth Quarter                   2 11/16      1 1/8

The Company has never declared or paid cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. In addition, the Credit Facility effectively prohibits the payment of cash dividends by the Company.

On November 17, 1995, the Board of Directors of the Company declared a dividend of one preferred stock purchase right (the "Rights") for each share of Common Stock outstanding at the close of business on November 30, 1995. Each Right will entitle the registered holder thereof, after the Rights become exercisable and until November 17, 2005 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $0.0001 per share ("Preferred Stock"), at a price of $30.00 per one one-hundredth of a Preferred Share, subject to certain anti-dilution adjustments. The Rights also, under certain conditions, entitle the holders to purchase $60.00 worth of Common Stock for $30.00. The Rights expire on November 17, 2005, unless the Company decides to redeem them earlier at $0.01 per Right or upon the occurrence of certain events.

The Rights will not be exercisable or transferable apart from the Common Stock until the earlier to occur of (i) the 10th day after a public announcement that a Person (broadly defined as any individual or other entity) or group of affiliated or associated Persons has become an Acquiring Person (a Person or group of affiliated or associated Persons who has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Common Stock), or
(ii) the 10th day after a Person or group commences, or announces an intention to commence, a tender or exchange offer, the consummation of which would result in the beneficial ownership by a Person or group of 15% or more of the Common Stock; provided, however, that BT Capital Partners, Inc. (f.k.a. BT Capital Corporation) ("BT Capital") will not be an Acquiring Person unless and until BT Capital acquires beneficial ownership of any Common Stock on or after December 17, 1995.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
                                      STROUDS, INC.
                          SELECTED FINANCIAL AND OPERATING DATA
IN THOUSANDS, EXCEPT PER SHARE
 AND OPERATING DATA                    1998       1997       1996      1995(1)     1994
------------------------------       --------   --------   --------   --------   --------
OPERATING STATEMENT DATA:
   Net sales                         $227,571   $221,828   $209,778   $190,316   $174,585
   Operating income (loss)           $  2,990   $   (918)  $(22,766)  $  4,754   $  7,647
   Net income (loss)                 $    214   $ (3,798)  $(21,968)  $  2,570   $  3,019

   Basic
   Net income (loss) per share       $   0.02   $  (0.44)  $  (2.58)  $   0.31   $   0.50
   Weighted average common shares
      outstanding                       8,597      8,553      8,521      8,409      5,878

   Diluted
   Net income (loss) per share       $   0.02   $  (0.44)  $  (2.58)  $   0.30   $   0.47
   Weighted average common shares
      outstanding(2)                    8,889      8,553      8,521      8,622      6,357

OPERATING DATA:
   Stores at end of period:
      Superstores                          48         49         53         51         45
      Outlet stores                        17         17         14         10          9
                                     --------   --------   --------   --------   --------
                                           65         66         67         61         54
                                     ========   ========   ========   ========   ========

Total square footage at end of
   period                           1,012,674  1,042,704  1,050,080    850,858    664,319
Comparable store net sales
   increase (decrease)(3)                 3.3%       0.3%       0.1%     (3.4)%       5.4%

BALANCE SHEET DATA (AT END OF PERIOD):
      Working capital               $  30,612   $ 36,723   $ 44,663   $ 42,879   $ 31,264
      Total assets                  $  96,443   $101,078   $112,104   $ 94,007   $ 83,185
      Long-term debt, including
         current maturities         $  27,511   $ 30,031   $ 32,693   $ 12,683   $  1,367
      Stockholder's equity          $  30,117   $ 29,839   $ 33,573   $ 55,469   $ 52,272

(1)   53 weeks

(2) Includes as common equivalent shares the shares of Common Stock issuable upon exercise of the warrants and outstanding employee stock options, unless antidilutive.

(3) A new store or a converted or expanded store becomes comparable after it has been open under the same format for 13 months. Comparable store net sales are calculated by comparing new sales for comparable stores on a fiscal month basis in the respective periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
------------------------------------------------------------------------

                               STROUDS, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following sets forth certain factors that have affected the Company's results of operations and management believes may continue to affect the Company in the future. The Company defines its fiscal year as the period in which most of the business activity occurs (e.g., the year ending February 27, 1999 is referred to as fiscal 1998).

Prior Expansion Strategy

Strouds expanded into markets outside of its core California markets during 1994 through 1997. The Company opened 13 superstores in the greater Chicago, Minneapolis and Washington, D.C. markets and Nevada. These stores averaged over 23,000 square feet and were approximately 35% larger than the Company's average California superstores. These new superstores carried expanded product lines and new merchandise categories including housewares. The majority of these stores experienced high occupancy and operating costs as a result of low sales volume. As a result of the poor operating results of these stores in particular, the Company suspended its expansion into new markets outside of California and announced a restructuring plan, in part, for the purpose of closing underperforming stores in its expansion markets. As of February 27, 1999, the Company has closed 3 stores in the greater Chicago and Minneapolis markets and 1 each in the Washington, D.C. and Nevada markets, commenced closing its remaining store in the Washington, D.C. market and plans to close 1 more store in the greater Chicago market.

The Company has continued a strategy to expand in its core California markets. This expansion strategy consists of strategic in-filling with new stores, relocations of existing stores to adjust to demographic shifts and store expansions to meet increasing demands. For its fiscal year ended February 27, 1999, the Company opened 1 superstore and 1 outlet store in Monterey and San Jose, California, respectively. The continued store development activity in California has from time to time negatively impacted the sales of existing Strouds stores. Management believes that the benefits of strengthening its market presence and adjusting to demographic shifts in the California market have generally outweighed the reduced sales impact experienced by an existing Strouds store that may share a particular trade area.

Restructuring and Asset Impairment

Primarily as a result of the factors noted above, the Company initiated a comprehensive restructuring and cost reduction plan (the "Restructuring

Plan"), resulting in a pretax charge of $16.3 million in fiscal 1996. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of certain underperforming stores, elimination of underperforming merchandise categories and implementation of cost reduction measures, including workforce reductions, to more closely align the Company's cost structure with future expected revenues. Since the initiation of the Restructuring Plan, the Company has closed 5 stores in its expansion markets noted above and 2 stores in California as of February 27, 1999. The Company plans to close 2 additional stores in its expansion markets as noted above.

Cash used in fiscal 1998 related to the Restructuring Plan of $0.9 million was primarily related to lease termination costs, teardown expenses, consulting and advisory expenses and employee severance and related costs. As of February 27, 1999, no changes had been made to the estimated Restructuring Plan costs and no charges were recorded to operations. The Restructuring Plan has been substantially completed. The remaining liability is primarily for the closure of 2 stores, of which the closure terms have yet to be determined.

During fiscal 1996, the Company recorded a pretax charge of $1.8 million for the impairment of certain operating assets. The principal factors leading up to the charge were current and future operating losses on individual operating assets, whereby the carrying value of certain operating assets exceeded the current estimate of future cash flows from the related assets. In fiscal 1998 and fiscal 1997, the Company had no additional charges for asset impairment. The Company will continually evaluate the performance of its operating assets for the factors noted above and, if conditions warrant, write-down the value of such assets commensurate with the current and estimated future operating performance.

Future Expansion

The Company has substantially completed its restructuring efforts, made changes to a number of merchandise categories its stores will carry, improved the physical layout to more visually stimulate the customer, modified the use of advertising media and increased the frequency of sale events. The combination of these efforts has resulted in improved operating performance for most of the Company's stores. Additionally, the revision to the stores' merchandise categories will result in a scaled down store size which management believes is more economically efficient. As a result, management believes that it is now positioned to expand outside of California in a more effective manner than in its previous expansion efforts. This expansion will primarily occur, over the next three years, in markets that are contiguous or in proximity of its core California markets. Management believes that it can better leverage the Strouds name in these markets. While this name recognition will assist in supporting the introduction of the Strouds stores, the geographic proximity to California will offer logistical economies in terms of distribution and management.

RESULTS OF OPERATIONS

The following table sets forth selected statements of operations data expressed as a percentage of net sales for the period indicated:

                                    February 27, February 28,   March 1,
Fiscal year ended                       1999         1998         1997
--------------------------------------------------------------------------
Net sales                              100.0%       100.0%       100.0%
Cost of sales, buying and occupancy     71.9         73.6         71.8
                                       ------       ------       ------
Gross profit                            28.1         26.4         28.2
Selling and administrative expenses     26.7         26.7         30.3
Restructuring costs                      ---          ---          8.7
Amortization of intangibles              0.1          0.1          0.1
                                       ------       ------       ------
Operating income (loss)                  1.3         (0.4)       (10.9)
Other income                             0.1          0.1          0.1
Interest expense, net                   (1.3)        (1.6)        (0.9)
                                       ------       ------       ------
Income (loss) before income taxes        0.1         (1.9)       (11.7)
Income taxes                             ---          0.2          1.2
                                       ------       ------       ------
Net income (loss)                        0.1%        (1.7%)      (10.5%)
                                       ======       ======       ======


Fiscal 1998 Compared To Fiscal 1997

Net sales for fiscal 1998 increased $5.8 million, or 2.6%, to $227.6 million versus $221.8 million in fiscal 1997. Comparable store sales increased $7.1 million, or 3.3%, for the period. Sales from new stores and expanded or replacement stores increased by $3.9 million. Sales were reduced by $5.2 million due to 6 store closures, 3 in fiscal 1998 and 3 in fiscal 1997.

Net sales for superstores in fiscal 1998 increased $3.6 million, or 1.9%, to $190.4 million versus $186.8 million in fiscal 1997. Comparable superstore sales increased $5.7 million, or 3.1%, for the period. Outlet store net sales in fiscal 1998 increased $2.2 million, or 6.2%, to $37.2 million versus $35.0 million in fiscal 1997. Comparable outlet store sales increased $1.4 million, or 4.7%, for the period.

Management believes that the increase in comparable superstore and outlet store sales over the same period a year ago can be attributable to the Company's increased promotional efforts, a strong California economy where the majority of the Company's stores are located and a favorable impact related to fewer competitive openings. Approximately 10.8% of the comparable stores were affected by new competitive openings for fiscal 1998 compared to approximately 21.2% for the same period last year.

Cost of sales, buying and occupancy for fiscal 1998 were $163.6 million versus

$163.2 million for the same period a year ago, a $0.4 million increase. This dollar increase was attributable, primarily, to the increased sales volume over fiscal 1997. As a percent of net sales, cost of sales, buying and occupancy decreased to 71.9% from 73.6% for the same period a year ago. The improved gross profit percentage was primarily due to the favorable impact of increased sales volume on occupancy costs for existing stores, rent reductions and the decrease of occupancy costs from the closure of 6 stores over the past two fiscal years.

Selling and administrative expenses for fiscal 1998 increased $1.4 million to $60.7 million versus $59.3 million for the same period in fiscal 1997 and remained constant as a percentage of net sales at 26.7% for the same period a year ago. The dollar increase was primarily the result of increased administrative labor staffing and expense recognition for newly established employee incentive plans. In addition, the Company incurred costs of $0.7 million in fiscal 1998 related to the pursuit of a strategic acquisition opportunity. The costs primarily consisted of consulting and legal expenditures.

The Company had operating income for fiscal 1998 of $3.0 million versus an operating loss of $0.9 million for the same period a year ago, a $3.9 million improvement, as a result of the factors noted above.

Operating income for superstores in fiscal 1998 was $2.3 million versus an operating loss of $0.9 million in fiscal 1997. Operating income for the outlet stores was $0.7 million in fiscal 1998 versus no operating income in fiscal 1997. The increases in operating profit for the segments were a result of the various factors discussed above.

Interest expense, net, decreased $0.6 million to $3.0 million for fiscal 1998 versus $3.6 million in fiscal 1997. The decrease was primarily the result of lower average borrowings and a lower average interest rate during fiscal 1998.

The Company recorded no income tax expense associated with its income for fiscal 1998. For fiscal 1997, the Company recognized a tax benefit of $0.5 million. The income tax benefit for fiscal 1997 was due to the carryback of fiscal 1997 tax losses to prior years resulting in a refund of prior years' income taxes.

Fiscal 1997 Compared To Fiscal 1996

Net sales for fiscal 1997 increased $12.0 million, or 5.7%, to $221.8 million versus $209.8 million in fiscal 1996. The increase in net sales was primarily the result of new store openings. Comparable store sales increased $0.5 million, or 0.3%, for the period. The Company believes that approximately 21.2% of the comparable stores were affected by new competitive openings for fiscal 1997 compared to approximately 17.9% for fiscal 1996. Sales from new stores and expanded or replacement stores increased by $17.3 million. Sales were reduced by $5.8 million due to 3 store closures.

Net sales for superstores in fiscal 1997 increased $7.6 million, or 4.2%, to $186.8 million versus $179.2 million in fiscal 1996. The increase was primarily due to new stores. Comparable superstore sales increased $0.4 million, or 0.2%, for the period. Outlet store net sales in fiscal 1997 increased $4.5 million, or 14.6%, to $35.0 million versus $30.5 million in fiscal 1996. This increase was primarily due to the conversion of 4 superstores to outlet stores. Comparable outlet store sales increased $0.1 million, or 0.6%, for the period.

Cost of sales, buying and occupancy for fiscal 1997 were $163.2 million versus $150.6 million for fiscal 1996, a $12.6 million increase. This dollar increase was attributable, primarily, to new and expanded stores. As a percent of net sales, cost of sales, buying and occupancy increased to 73.6% from 71.8% for fiscal 1996. The reduced gross profit was due to a higher level of markdown volume versus the prior year in an effort to reduce inventory levels chain wide. Additionally, higher occupancy costs associated with new and expanded stores, where average store sales were lower, reduced gross profit margin.

Selling and administrative expenses for fiscal 1997 decreased $4.3 million to $59.3 million versus $63.6 million for fiscal 1996 and decreased as a percentage of net sales from 30.3% to 26.7%. This decrease as a percentage of net sales was primarily due to reduced advertising expense, a result of less television advertising in all of the Company's markets and continuing expense control programs associated with the Company's restructuring efforts. General and administrative expense as a percent of sales was 5.3% versus 6.0% in the prior year. The improvement as a percent of sales was primarily the result of workforce reductions, deferring the filling of open staff positions and other expense-saving measures associated with the Company's restructuring activities.

In the fourth quarter of fiscal 1996, the Company incurred restructuring and asset impairment charges of $18.1 million. This included a pretax charge of $16.3 million for a comprehensive Restructuring Plan. During fiscal 1997, the Company closed 3 locations and finalized plans to close 2 additional locations in fiscal 1998. Management continues to evaluate the remaining underperforming stores contemplated in the Restructuring Plan and will continue to operate these stores, where appropriate, in the current format or, if circumstances warrant, convert to an outlet format in order to improve cash flow and minimize the ultimate cost of disposition. Accordingly, future earnings may be negatively impacted as a result of operating underperforming stores until the Restructuring Plan is completed. Cash outflow related to the 3 locations closed during 1997 and 2 locations currently being closed was $3.5 million for fiscal 1997. The cash outflow was primarily related to lease termination costs, teardown expenses, consulting and advisory expenses and employee severance and related costs. In addition, during the fourth quarter of fiscal 1996, the Company recorded a pretax charge of $1.8 million for the impairment of certain operating assets. The principal factors leading up to the charge were current and future operating losses on individual operating assets, whereby the carrying value of certain operating assets exceeded the current estimate of future cash flows from the related asset. The Company will continually evaluate the performance of its operating assets for the factors noted above and, if conditions warrant, write-down the value of such assets commensurate with the current and estimated future operating performance.

As a result of the factors noted above, the Company had an operating loss for fiscal 1997 of $0.9 million versus an operating loss of $22.8 million for fiscal 1996. Excluding charges related to the Restructuring Plan and the impairment of certain assets, the operating loss for fiscal 1996 would have been $4.7 million.

Operating loss for superstores in fiscal 1997 was $0.9 million versus $4.9 million in fiscal 1996. The outlet stores had no operating income in fiscal 1997 versus an operating income of $0.1 million in fiscal 1996. The decrease in operating loss for the segments was a result of the various factors discussed above.

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


LIQUIDITY AND CAPITAL RESOURCES

On March 27, 1998, the Company entered into a new revolving credit agreement with a new lender (the "Credit Facility") and commenced borrowings under the Credit Facility. Concurrently, the Company's previous revolving credit facility was paid off and terminated. The borrowing limit under this Credit Facility is the lesser of $50.0 million or the sum of 85% of eligible accounts receivable plus the lesser of 75% of eligible inventory or 90% of appraised net liquidation value of inventory.

The Company's capital requirements are primarily for inventory purchases, store expansion and refurbishment activities and systems development. The Company has historically financed its operations primarily with internally generated funds and its credit facility. At February 27, 1999, the Company's working capital was $30.6 million, while advances from its Credit Facility were $25.8 million. The Company had $17.3 million available for borrowings under its Credit Facility as determined by the Company's eligible "borrowing base," as described above, at February 27, 1999.

Net cash provided by operating activities for fiscal 1998 was $5.6 million versus $2.2 million in fiscal 1997. Cash flows from operating activities increased by $3.4 million primarily due to the improved operating performance for fiscal 1998 versus fiscal 1997. During fiscal 1998, inventory decreased $3.2 million as a result of operating 1 less store than at the end of fiscal 1997, inventory liquidations and improved inventory management. Accounts payable and accrued expenses increased $2.8 million and the restructuring reserve decreased by $6.5 million. Additionally, for fiscal 1998, cash flow from operating activities included a refund of $1.1 million for federal income taxes.

Net cash used in investing activities for fiscal 1998 was $5.2 million. Net cash used was for capital expenditures consisting of 2 new store openings, improvements to its distribution and warehouse facility, management information systems development and existing store refurbishments and remodels.

The Company's capital expenditures for fiscal 1999 are currently expected to be approximately $5.0 million related primarily to new store development, existing store expansions and refurbishments and improvements to its management information systems.

Management believes that funds generated from operations, its Credit Facility and use of trade credit will be sufficient to satisfy the Company's working capital requirements and commitments for capital expenditures through fiscal 1999.

Net cash used in financing activities for fiscal 1998 of $0.6 million was primarily attributable to the timing of vendor payments.


YEAR 2000

The Company has conducted a comprehensive review of its computer systems to identify those systems that could be affected by the "Year 2000" (or "Y2K") issue and has developed an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Year 2000 issue is believed to affect virtually all companies and organizations, including the Company. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

The Company is reliant on computer-based technology and utilizes a variety of proprietary and third-party applications. The Company's retail functions, such as merchandise procurement and distribution, inventory control and point-of-sale transactions, generally use third-party applications, with proprietary additions to fit unique business requirements. Failure in these key areas could impact the Company's ability to transact business in an efficient manner. The Company is also dependent on a number of key vendors using similar technology for ongoing timely and consistent delivery of merchandise to support retail operations. A significant disruption in the flow of key items into stores could also negatively impact results. To a much lesser degree, the Company also relies on certain "imbedded processor" systems for communications, security and other basic process control functions, the complete failure of which could also impact operations.

In fiscal 1998, the Company spent approximately $1.4 million for the purpose of installing new merchandise, distribution and financial software. This major effort included complete replacement of the previously used mainframe computer systems and modified third-party software with Y2K-certified hardware and software in fiscal 1998 as well as upgrading all in-store point-of-sale computer systems to be Y2K-compliant. These efforts have been substantially completed with installation and testing of the mainframe systems for merchandising, accounting, distribution and inventory control prior to the end of fiscal 1998, and the completion of the in-store system upgrades which will be installed in every retail store in the first quarter of fiscal 1999. The Company anticipates spending approximately $0.2 million in fiscal 1999 for additional upgrades to these systems. Arrangements with other key providers for payroll, voice and data communications, credit card and check processing and non-critical software packages are currently being completed to assure Y2K compatibility by July 1999. Based upon the compliance levels of the critical software and hardware currently installed or being installed, the Company expects to be fully compliant well in advance of the potential for business impact from the Y2K transition. Nonetheless, a formal reassessment based upon integrated simulation of all Company systems will be undertaken in the second quarter of fiscal 1999 to verify readiness. If the modifications and conversions to the Company's computer systems are not completed in a timely manner, the Year 2000 problem may have a material impact on the operations of the Company. Such material impacts could require the Company to manually record sales, issue purchases orders to suppliers, pay invoices from vendors and maintain its books and records for a period of time.

Y2K compliance of the Company's key vendors has been assessed through individual surveys completed in fiscal 1998, and will be tested in the first quarter of fiscal 1999 with electronic data interchange transmission of Y2K-specific order and financial information. An assessment of potential problem relationships will be reviewed in the second quarter of fiscal 1999 for further follow-up activity. The Company expects to deal with any remaining "at-risk" systems or supplier issues and develop appropriate contingency plans in the third quarter of fiscal 1999. These contingency plans may include such actions as making alternate supplier arrangements, rescheduling deliveries, or utilizing alternate methods of operation during this critical period.

Notwithstanding that the Company has been proceeding diligently with the implementation of its own compliance program, including aspects thereof directed to ascertaining Year 2000 compliance by third-parties, there can be no assurance that the Company's operations will not experience disruptions due to the failure of third parties (including software, data processing, and other vendors) with which the Company has commercial relationships to become fully Year 2000 compliant in a timely manner. In the worst case, the Company may experience extensive delays in merchandise shipments from suppliers and therefore experience high levels of out-of-stock goods in its stores. Such out-of stock scenarios could have a material impact on sales and related profits for an unspecified period of time and accordingly, cause an adverse change in the Company's stock price to occur.


INFLATION

The Company does not believe that inflation has had or will have a material adverse effect on net sales or results of operations. The Company has generally been able to pass on increased costs through increases in selling prices.


SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company's business is subject to seasonal and quarterly fluctuations. Historically, the Company has realized a higher portion of its net sales and an even greater proportion of its profits in the months of November, December and January. Additionally, the timing of promotional events may affect the Company's results in different quarters from year to year. The Company may encounter different seasonality factors as it enters new markets outside of California. The timing of new store openings and related preopening expenses, and the amount of net sales contributed by new and existing stores, may also cause the Company's quarterly results of operations to fluctuate.


CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are forward-looking statements. The statements are made a number of times throughout the document and may be identified by such forward-looking terminology as "expect," "believe," "may," "will," "intend" or similar statements or variations of such terms. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events which may not prove to be accurate. These forward-looking statements involve risks and uncertainties including levels of sales, store traffic, acceptance of product offering and fashions, competitive pressures from other superstore retailers and from department stores which carry other products including certain designer products not carried by the Company's stores, availability of future store locations and schedule of store expansion plans. These and other important factors that may cause actual results to differ materially from such forward-looking statements are more fully described in Item 1, Part I of the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 27, 1999. You are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The Company's $50 million Credit Facility has interest payable at a rate equivalent to the Chase Manhattan Bank Rate plus 0.25% per annum or LIBOR plus 2.50% per annum (8.00% and 7.44% at February 27, 1999, respectively). Changes in interest rates which dramatically increase the interest rate on the credit facility would make it more costly to borrow proceeds under that facility and may impede the Company's growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.

The Company does not hold derivative investments and does not earn foreign-source income. All of the Company's revenues are realized in dollars and almost all of the revenues are from customers in the United States. Therefore, the Company does not believe that it has any significant direct foreign currency exchange risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                                  STROUDS, INC.
                             STATEMENTS OF OPERATIONS

                                                 FISCAL YEAR ENDED
                                     ----------------------------------------
                                     February 27,   February 28,    March 1,
IN THOUSANDS, EXCEPT PER SHARE DATA      1999           1998          1997
------------------------------------ ----------     ----------    -----------

Net sales                            $  227,571     $  221,828     $  209,778
Costs and expenses:
   Cost of sales, buying and
      occupancy                         163,628        163,198        150,625
   Selling and administrative
      expenses                           60,695         59,290         63,611
   Restructuring and asset
      impairment charges                    ---            ---         18,050
   Amortization of excess of cost
      over net assets acquired              258            258            258
                                     ----------     ----------     ----------
                                        224,581        222,746        232,544
                                     ----------     ----------     ----------

      Operating income (loss)             2,990           (918)       (22,766)

Other income                                254            248            156
Interest expense, net                    (3,030)        (3,598)        (1,846)
                                     ----------     ----------     ----------
      Income (loss) before income
         taxes                              214         (4,268)       (24,456)

Income tax (expense) benefit                  0            470          2,488
                                     ----------     ----------     ----------
      Net income (loss)              $      214    $   (3,798)    $  (21,968)
                                     ==========     ==========     ==========

Per share of common stock:

Basic:
------
Net income (loss) per share:         $     0.02     $    (0.44)    $    (2.58)
                                     ==========     ==========     ==========
Weighted average shares outstanding       8,597          8,553          8,521
                                     ==========     ==========     ==========
Diluted:
--------
Net income (loss) per share:         $     0.02     $    (0.44)    $    (2.58)
                                     ==========     ==========     ==========
Weighted average shares outstanding       8,889          8,553          8,521
                                     ==========     ==========     ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 STROUDS, INC.
                                BALANCE SHEETS

                                                 FEBRUARY 27,   FEBRUARY 28,
IN THOUSANDS, EXCEPT SHARE DATA                      1999           1998
---------------------------------                  --------       --------
ASSETS
Current assets:
   Cash                                            $    269       $    518
   Accounts receivable                                1,763          1,650
   Inventory                                         60,832         64,002
   Prepaid expenses                                   3,554          3,513
   Income taxes receivable                              ---          1,078
   Deferred income taxes                                439            439
                                                   --------       --------
      Total current assets                           66,857         71,200
Property and equipment - at cost, net of
   accumulated depreciation and amortization         21,354         21,422
Excess of cost over net assets acquired, net of
   accumulated amortization                           7,273          7,531
Other assets                                            959            925
                                                   --------       --------
      Total assets                                 $ 96,443       $101,078
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt            $    624       $    567
   Accounts payable                                  15,565         13,509
   Accrued expenses                                  15,726         13,154
   Current portion of restructuring reserves          4,330          7,247
                                                   --------       --------
      Total current liabilities                      36,245         34,477
Long-term debt                                       26,887         29,464
Restructuring reserves                                  ---          4,121
Other non-current liabilities                         3,194          3,177
                                                   --------       --------
      Total liabilities                              66,326         71,239
                                                   --------       --------
Stockholders' equity:
   Preferred stock, $0.0001 par value; authorized
      750,000 shares, no shares issued or
      outstanding                                       ---            ---
   Preferred stock, Series B, $0.0001 par value;
      authorized 250,000 shares; no shares issued
      or outstanding                                    ---            ---
   Common stock, $0.0001 par value; authorized
      25,000,000 shares; issued and outstanding
      February 27, 1999, 8,624,131 shares; and
      February 28, 1998, 8,579,022 shares                 1              1
   Additional paid-in capital                        39,146         39,082
   Accumulated deficit                               (9,030)        (9,244)
                                                   --------       --------
      Total stockholders' equity                     30,117         29,839
                                                   --------       --------
      Total liabilities and stockholders' equity   $ 96,443       $101,078
                                                   ========       ========
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 STROUDS, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                                            Retained
                                   Common stock Additional  earnings      Total
                                  --------------  paid-in (accumulated stockholders'
IN THOUSANDS                      Shares  Amount  capital    deficit)      equity
--------------------------        ------  ------  -------  ----------- ------------
Balance, March 2, 1996             8,512   $  1   $38,946    $16,522       $55,469

Net loss                             ---    ---       ---    (21,968)      (21,968)
Common stock issued through 1994
   Employee Stock Purchase Plan       24    ---        72        ---            72
                                   -----   ----   -------    -------       -------
   Balance, March 1, 1997          8,536      1    39,018     (5,446)       33,573

Net loss                             ---    ---       ---     (3,798)       (3,798)
Common stock issued through 1994
   Employee Stock Purchase Plan       43    ---        64        ---            64
                                   -----   ----   -------    -------       -------
   Balance, February 28, 1998      8,579   $  1   $39,082    $(9,244)      $29,839

Net income                           ---    ---       ---        214           214
Common stock issued through 1994
   Employee Stock Purchase Plan       44    ---        62        ---            62
Common stock issued upon
   exercise of stock options           1    ---         2        ---             2
                                   -----   ----   -------    -------       -------
   Balance, February 27, 1999      8,624   $  1   $39,146    $(9,030)      $30,117
                                   =====   ====   =======    =======       =======

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                           STROUDS, INC.
                                    STATEMENTS OF CASH FLOWS
                                                                 FISCAL YEAR ENDED
                                                         -------------------------------
                                                        February 27, February 28, March 1,
IN THOUSANDS                                                1999         1998       1997
------------------------------------                     ---------   ----------  --------
Cash flows from operating activities:
   Net income (loss)                                     $     214  $ (3,798)  $(21,968)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization of property and
            equipment                                        4,749      4,755      4,476
         Loss on abandonment of fixed assets                   ---        165        ---
         Amortization of excess of cost over net assets
            acquired                                           258        258        258
         Deferred income taxes                                 ---        915       (451)
         (Increase) decrease in:
            Accounts receivable                               (113)       307       (122)
            Inventory                                        3,170      5,764     (9,768)
            Prepaid expenses                                   (41)    (1,678)     1,625
            Income taxes receivable                          1,078      1,410     (2,488)
         Increase (decrease) in:
            Accounts payable and accrued expenses            2,803     (2,286)     4,579
            Restructuring reserve                           (6,485)    (3,524)    18,050
         Other                                                 (17)       (91)     1,123
                                                         ---------   --------   --------
          Net cash provided by (used in) operating
           activities                                        5,616      2,197     (4,686)
                                                         ---------   --------   --------
Cash flows from investing activities:
   Capital expenditures                                     (5,233)    (2,428)   (13,372)
   Other                                                       ---          2         83
                                                         ---------   --------   --------
          Net cash used in investing activities             (5,233)    (2,426)   (13,289)
                                                         ---------   --------   --------
Cash flows from financing activities:
   Borrowings (repayments) under long-term debt-net         (2,521)    (2,616)    20,247
   Principal payments under capital lease obligations          ---        (46)      (237)
   Increase (decrease) in overdraft                          1,825      2,580     (1,552)
   Other equity transactions                                    64         64         72
                                                         ---------   --------   --------
          Net cash (used in) provided by financing
             activities                                       (632)       (18)    18,530
                                                         ---------   --------   --------
          Net (decrease) increase in cash                     (249)      (247)       555
Cash at beginning of period                                    518        765        210
                                                         ---------   --------   --------
Cash at end of period                                    $     269   $    518   $    765
                                                         =========   ========   ========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                           $   2,984   $  3,385   $  1,839
                                                         =========   ========   ========
      Income taxes                                       $     ---   $     28   $     59
                                                         =========   ========   ========
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS


1.   THE COMPANY

Strouds, Inc. ("Strouds" or the "Company"), a Delaware corporation, is a specialty retailer of bed, bath, tabletop and other home textiles products, decorative accessories and other selected home furnishings. At February 27, 1999, the Company operated 65 stores (48 superstores and 17 outlets) in five states under the name Strouds.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year is based on a 52-53 week fiscal year ending on the Saturday closest to the last day of February. The fiscal years ended February 27, 1999, February 28, 1998 and March 1, 1997 included 52 weeks.

The Company has defined its fiscal year as the period in which most of the activity occurs (e.g., the year ending February 27, 1999 is referred to as fiscal 1998).

Asset Impairment

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cashflows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. See note 5.

Stock Compensation

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" ("SFAS No. 123"), and has elected to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the pro forma disclosure requirements of SFAS No. 123, except for options and warrants granted to non-employees, which are accounted for under SFAS No. 123.

                                  STROUDS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

Effective March 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and selected information in the notes thereto. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. The Company has determined that the adoption of SFAS No. 131 will not have a material impact upon the Company's financial reporting. See note 12.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the consolidated financial statements at carrying value which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's borrowings approximates the fair value based on the current rates available to the Company for similar instruments.

Use Of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the years then ended. Actual results could differ from those estimates.

Inventory

Inventory is stated at the lower of cost (principally average cost) or market as determined by the retail inventory method. Included in inventory costs for financial reporting purposes is the capitalization of certain buying, warehousing, storage and transportation costs. Capitalized costs in inventory at February 27, 1999 and February 28, 1998 were $1,598,000 and $1,449,000, respectively.

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

Excess Of Cost Over Net Assets Acquired

Excess of cost over net assets acquired is amortized on a straight-line basis over its estimated useful life of 40 years. As part of an ongoing review and evaluation of intangible assets, management assesses the carrying value of the Company's intangible assets if facts and circumstances suggest that it may be impaired. If this review indicates that the intangibles will not be recoverable, as determined by an undiscounted cash flow analysis over the remaining amortization period, the carrying value would be reduced to estimated fair market value. Accumulated amortization amounted to $3,053,000 as of February 27, 1999 and $2,795,000 as of February 28, 1998. No writedowns were recorded during the fiscal years ended February 27, 1999 and February 28, 1998.

Advertising Costs

The Company charges production costs of advertising to expense the first time the advertising takes place.

Store Preopening Costs

Store preopening costs, consisting primarily of advertising, labor and supplies directly related to the opening of specific stores, are expensed as incurred.

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

                                STROUDS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain reclassifications have been made to the fiscal 1997 and 1996 amounts to conform to the fiscal 1998 presentation.


3.   INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings (loss) per share ("EPS") calculations:

                                         February 27, February 28,  March 1,
IN THOUSANDS, EXCEPT PER SHARE DATA          1999        1998         1997
------------------------------------     -----------  -----------  ----------
Numerator:
   Net income (loss)                     $      214   $   (3,798)  $  (21,968)

Denominator:
   Basic EPS
     Weighted average common shares
     outstanding                              8,597        8,553        8,521

   Effect of dilutive securities:
     Warrants and stock options                 292          ---          ---

   Diluted EPS
     Weighted average common shares
     and dilutive potential common
     shares outstanding                       8,889        8,553        8,521
------------------------------------     -----------  -----------  -----------
Basic EPS                                $     0.02   $    (0.44)  $    (2.58)
Diluted EPS                              $     0.02   $    (0.44)  $    (2.58)


In fiscal 1998, options to purchase 918,000 shares of common stock, par value $0.0001 par share, of the Company (the "Common Stock") were not included in the computation of diluted earnings per common share because the option price was greater than the average market price of the Common Stock during the year, and therefore their inclusion would have been antidilutive. Options to purchase 697,000 and 720,000 shares and warrants to purchase 213,000 and 213,000 shares of Common Stock in fiscal 1997 and 1996, respectively, were not included in the computation of diluted earnings per common share because the Company was in a loss position and their inclusion would have been antidilutive.

                                STROUDS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


4.   PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                    February 27, February 28,
     IN THOUSANDS                                       1999        1998
     ---------------------------------               ---------   ---------
     Furniture, fixtures and equipment               $  44,954   $  41,091
     Equipment held under capital leases                   ---       2,081
     Leasehold improvements                              9,402       9,137
                                                     ---------   ---------
                                                        54,356      52,309
     Impairment valuation reserve                       (1,401)     (1,601)
     Accumulated depreciation and amortization         (31,601)    (29,286)
                                                     ---------   ---------
                                                     $  21,354   $  21,422
                                                     =========   =========


5.   RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company initiated a comprehensive restructuring and cost reduction plan (the "Restructuring Plan"), resulting in a pretax charge of $16,250,000 in fiscal 1996. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of certain underperforming stores, elimination of underperforming merchandise categories and implementation of cost reduction measures, including workforce reductions, to more closely align the Company's cost structure with future expected revenues. The Company has closed 7 stores related to its restructuring efforts as of February 27, 1999. The Company plans to close 2 additional stores related to its Restructuring Plan.

Cash used in fiscal 1998 related to the Restructuring Plan of $890,000 was primarily related to lease termination costs, teardown expenses, consulting and advisory expenses and employee severance and related costs. As of February 27, 1999, no changes had been made to the estimated Restructuring Plan costs and no charges were recorded to operations. The Restructuring Plan has been substantially completed. The remaining liability is primarily for the closure of the remaining identified stores, of which the closure terms have yet to be determined.

                                STROUDS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


5.   RESTRUCTURING AND ASSET IMPAIRMENT CHARGES (Continued)

The following table summarizes the Restructuring Plan charges and payments or asset write-downs:
                                             Payment and asset    Future cash
                                 1996       write-downs through   outlays and
IN THOUSANDS                   Provision     February 27, 1999      charges
----------------------------  -----------   -------------------   -----------
Occupancy, lease termination
and subsidy costs associated
with the closure or
disposition of stores         $   7,375

Asset write-down: merchandise
inventory, leasehold improve-
ments, furniture and fixtures
and equipment                     7,215

Employee severance and other
related costs                     1,660
                              ----------         ----------       ----------
Total                         $  16,250          $  11,920        $   4,330
                              ==========         ==========       ==========

In fiscal 1996, the Company recorded a pretax charge of $1,800,000 for the impairment of certain operating assets. The principal factors leading up to the charge were current and future operating losses on individual operating assets, whereby the carrying value of certain operating assets exceeded the current estimate of future cash flows from the related assets. The Company had no additional assets impaired in fiscal 1998 or fiscal 1997.


6.   ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                     February 27, February 28,
     IN THOUSANDS                                        1999         1998
     --------------------------------                -----------   ---------
     Cash overdraft                                  $     4,405   $   2,580
     Salary, wages and related expense                     3,629       2,397
     Sales tax                                             1,164       1,683
     Other                                                 6,528       6,494
                                                     -----------   ---------
                                                     $    15,726   $  13,154
                                                     ===========   =========

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


7.   LONG-TERM DEBT

Long-term debt is summarized as follows:

                                                     February 27, February 28,
     IN THOUSANDS                                         1999        1998
     ------------------------------------------------  -----------  --------
     Revolving promissory note payable to a financial
       institution, secured by inventory.  The
       borrowing limit is the lesser of $50,000,000
       or the sum of 85% of eligible accounts
       receivable plus the lesser of 75% of eligible
       inventory or 90% of appraised net liquidation
       value of inventory.  Interest is payable at a
       rate equivalent to the Chase Manhattan Bank Rate
       ("Bank Rate") plus 0.25% per annum or LIBOR plus
       2.50% per annum (8.00% and 7.44% at February 27,
       1999, respectively).  The Company can lower its
       interest spread up to a maximum of 0.25% and
       0.50% on its Bank Rate and LIBOR borrowings,
       respectively, if it achieves a certain fixed
       charge coverage ratio, as defined, measured on
       a quarterly rolling twelve month basis.  The
       revolving promissory note expires March 26, 2001
       and may be renewed annually thereafter.          $ 25,833   $    ---
     Promissory note payable to a financial institution,
       secured by equipment, fixtures and leasehold
       improvements at two store locations. Interest is
       payable at the rate of 9.580% per annum.  The
       promissory note is for five years, payable in
       monthly installments beginning September 1, 1996    1,678      2,245
     Revolving promissory note payable to a financial
       institution, repaid during the year ended
       February 27, 1999                                     ---     27,786
                                                        --------   --------
         Total debt                                       27,511     30,031
     Less current maturities                                 624        567
                                                        --------   --------
         Total long-term debt                           $ 26,887   $ 29,464
                                                        ========   ========

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)

7.   LONG-TERM DEBT (Continued)

Scheduled maturities for total debt outstanding at February 27, 1999 are as follows:

     IN THOUSANDS                                 Notes payable
     -------------                                -------------
     Fiscal year:
       1999                                          $   624
       2000                                              686
       2001                                           26,201
                                                     -------
                                                     $27,511
                                                     =======

On March 27, 1998, the Company entered into a new revolving credit agreement with a new lender (the "Credit Facility") and commenced borrowings under the Credit Facility. Concurrently, the Company's previous revolving credit facility was paid off and terminated. The Company's Credit Facility contains various restrictions on the payment of cash dividends, incurrence of additional indebtedness, acquisitions, investments, loans, merger or consolidation and disposition of assets. The covenants also require the Company to meet a minimum net worth requirement at anytime the borrowing availability is less than $5,000,000. The Company was in compliance with the covenants at February 27, 1999.

Included in this facility is a $7,000,000 letter of credit sub-facility. At February 27, 1999, the Company had letters of credit outstanding amounting to $680,000 for its purchase commitments to foreign suppliers under this sub-facility.

On September 11, 1998, the Company entered into an Interest Rate Swap Agreement (the "New Agreement") with a financial institution. The New Agreement was entered into for the purpose of converting a portion of its borrowing to a long-term fixed base rate of interest. The Company converted $10,000,000 to a weighted average fixed base interest rate of 6.03% plus 2.50% until this New Agreement expires on March 1, 2001. In connection with the New Agreement, the Company has issued a standby letter of credit in the amount of $175,000 to secure the interest rate risk associated with this agreement. Concurrently, the Company terminated its existing International Swap Dealers Association Master Agreement (the "Agreement") which covered $20,000,000 at a weighted average fixed base interest rate of 7.00% plus 2.50%. As a result of terminating this Agreement, the Company incurred termination fees of $200,000. As of February 27, 1999, the mark-to-market on the New Agreement was $113,000.

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


8.   LEASE COMMITMENTS

At February 27, 1999, the Company occupied all of its facilities under operating leases. The leases require minimum and percentage rental payments based on gross sales and provide that the Company pay property taxes and costs arising from the Company's use of the leased property. The leases are primarily for ten-year periods, and certain leases contain renewal options. For lease agreements with scheduled rent increases during the lease term or for rental payments commencing on a date other than the initial occupancy, rental expense is recognized from the date of occupancy on a straight-line basis over the lease term. Total rental expense amounted to $22,756,000, $23,778,000 and $20,806,000 for fiscal 1998, 1997 and 1996, respectively.

The Company has operating leases for equipment. These leases are for six month to five year periods, and certain leases contain renewal options. The rental expense amounted to $983,000, $797,000 and $710,000 for fiscal 1998, 1997 and 1996 respectively.

Minimum rental commitments under all operating leases are as follows:

     IN THOUSANDS
     --------------
     Fiscal year:
       1999                         $  18,531
       2000                            16,476
       2001                            13,189
       2002                            12,124
       2003                            10,505
       Thereafter                      31,070
                                    ---------
                                    $ 101,895
                                    =========

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)

9.   INCOME TAXES

The components of income tax expense (benefit) are as follows:

                                     February 27,  February 28,   March 1,
     IN THOUSANDS                        1999          1998         1997
     --------------                  -----------     --------     ---------
     Current:
       Federal                         $   ---       $(1,078)      $(2,488)
       State                               ---           ---           ---
                                       -------       -------       -------
         Total current income tax
            expense (benefit)              ---        (1,078)       (2,488)
                                       -------       -------       -------
     Deferred:
       Federal                             ---           303           ---
       State                               ---           305           ---
                                       -------       -------       -------
         Total deferred income tax
            expense                        ---           608           ---
                                       -------       -------       -------
         Net income tax
            expense (benefit)          $   ---       $  (470)      $(2,488)
                                       =======       =======       =======

A summary of the deferred tax assets (liabilities) is as follows:

                                        February 27,    February 28,
     IN THOUSANDS                           1999            1998
     -------------------                -----------       --------
     Deferred tax assets:
       Inventory                          $   772          $   799
       Cash versus accrual basis            4,428            6,822
       Net operating loss and tax
          credit carryovers                 5,052            2,439
                                          -------          -------
                                           10,252           10,060
       Valuation allowance                 (7,950)          (8,406)
                                          -------          -------
         Total deferred tax assets          2,302            1,654

     Deferred tax liabilities:
       Property and equipment              (1,863)          (1,210)
       Capital equipment held on lease        ---               (5)
                                          -------          -------
          Total deferred tax liabilities   (1,863)          (1,215)
                                          -------          -------
             Net deferred tax assets      $   439          $   439
                                          =======          =======

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


9.   INCOME TAXES (Continued)

The reconciliation of the Federal statutory rate to the effective tax rate is as follows:
                                          February 27, February 28, March 1,
                                              1999         1998       1997
                                          -----------  -----------   --------
     Federal statutory rate                   35.0%        35.0%      35.0%
     Amortization of excess of cost
       over net assets acquired               42.2         (2.1)      (0.4)
     Change in valuation allowance           (97.5)       (19.8)     (30.9)
     Non-deductible expenses and other        20.3         (2.1)       6.5
                                            -------      -------    -------
                                               0.0%        11.0%      10.2%
                                            =======      =======    =======

The Company has a net operating loss carryforward of approximately $11.5 million and $7.8 million for Federal and California income taxes, respectively. These loss carryforwards expire in fiscal years ending after 2013 and 2003, respectively.


10.   STOCKHOLDERS' EQUITY

On November 17, 1995, the Board of Directors of the Company declared a dividend of one preferred stock purchase right (the "Rights") for each share of Common Stock outstanding at the close of business on November 30, 1995. Each Right will entitle the registered holder thereof, after the Rights become exercisable and until November 17, 2005 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, par value $0.0001 per share, at a price of $30.00 per one one-hundredth of a Preferred Share, subject to certain anti-dilution adjustments. The Rights also, under certain conditions, entitle the holders to purchase $60.00 worth of Common Stock for $30.00. The Rights expire on November 17, 2005, unless the Company decides to redeem them earlier at $0.01 per Right or upon the occurrence of certain events.

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


10.   STOCKHOLDERS' EQUITY (Continued)

The Rights will not be exercisable or transferable apart from the Common Stock until the earlier to occur of (i) the 10th day after a public announcement that a Person (broadly defined as any individual or other entity) or group of affiliated or associated Persons has become an Acquiring Person (a Person or group of affiliated or associated Persons who has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Common Stock), or
(ii) the 10th day after a Person or group commences, or announces an intention to commence, a tender or exchange offer, the consummation of which would result in the beneficial ownership by a Person or group of 15% or more of the Common Stock.

No event during fiscal 1998 made the Rights exercisable.

The Company issued 1,025,077 warrants to purchase shares of Common Stock related to a prior year's financing arrangement. The warrants are exercisable at any time at the exercise price of $0.0002 per share. As of February 27, 1999, warrants to purchase 212,850 shares of Common Stock were outstanding.

On April 19, 1999, Strouds repurchased 1,800,000 shares of its outstanding Common Stock in a private transaction. The average cost in the repurchase was $1.05 per share. The repurchased shares were put into the Company's treasury stock valued at cost. Concurrently, warrants for 212,850 shares of Common Stock were exercised.

11.   EMPLOYEE BENEFITS

Strouds sponsors the Strouds Profit Sharing and Retirement Plan (the "Plan"), a qualified plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Plan covers substantially all full-time employees and provides for Company matching of employee contributions, at the discretion of the Board of Directors of the Company, up to 3% of each employee's salary. Effective April 1997, the Company suspended matching contributions. Matching contributions totaled $16,000 and $141,000 for fiscal 1997 and 1996, respectively. In fiscal 1998, the Company contributed $100,000 to the profit sharing portion of the Plan.

On May 19, 1994, the Company's Board of Directors adopted the 1994 Equity Participation Plan ("1994 Plan") to attract and retain directors, officers and key employees. The 1994 Plan authorizes the Compensation Committee of the Board of Directors to issue 1,680,000 shares of Common Stock upon exercise of options, stock appreciation rights, and other awards, or as restricted or deferred stock awards. Under this plan, 604,076 shares are available to be granted. The exercise price of the non-qualified stock options awarded under the 1994 Plan is determined by the Compensation Committee and can be less than fair market value but not less than par value ($0.0001). The Compensation Committee can determine the period of exercisability and the vesting schedule; however, the life of the option is limited to ten years from the date of grant.

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


11.   EMPLOYEE BENEFITS (Continued)

There were 12,900 options outstanding at February 27, 1999 related to the Stock Option Plan for Executives and Key Employees (the "1988 Plan"). The 1988 Plan was amended to prohibit the issuance of any additional options after September 1, 1994.

On May 14, 1997, the Compensation Committee approved repricing all previously granted options to current employees to $1.75 per share with credit for accrued vesting in the option. Repriced options could not be exercised for a period of one year from the date of repricing. The number of options cancelled and reissued due to the repricing were 447,284.

Information with respect to the Company's option plans is summarized as follows:

                                February 27,         February 28,           March 1,
                                   1999                  1998                 1997
                             -----------------    -----------------    -----------------
                                      Weighted-            Weighted-            Weighted-
                                      average              average              average
                                      exercise             exercise             exercise
                             Shares   price       Shares   price       Shares   price
                             -------  --------    -------  --------    -------  --------
     Outstanding at
        beginning of year    909,205    $2.14     755,109    $7.06     627,759    $7.54
     Granted                 373,100    $2.70   1,067,434    $2.01     172,300    $4.95
     Exercised                  (840)   $1.75         ---    $  --         ---    $  --
     Cancelled              (193,481)   $3.39    (913,338)   $6.06     (44,950)   $5.71
                             -------  --------    -------  --------    -------  --------
     Outstanding at
        end of year        1,087,984    $2.11     909,205    $2.14     755,109    $7.06
                             =======  ========    =======  ========    =======  ========
     Exercisable at
        end of year          245,810              133,000              261,878
                             =======              =======              =======
     Weighted-average fair
        value of options
        granted during
        the year             $2.70                $2.00                $3.13
                             =====                =====                =====

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


11.   EMPLOYEE BENEFITS (Continued)

The following table summarizes information about the stock options outstanding at February 27, 1999:

                               Options Outstanding          Options Exercisable
                       ----------------------------------  ---------------------
                                    Weighted-    Weighted-              Weighted-
                       Number       average      average   Number       average
     Range of          outstanding  contractual  exercise  exercisable  exercise
     exercise prices   at 02/27/99  life         price     at 02/27/99  price
     ----------------  -----------  -----------  --------  -----------  --------
     $ 1.38 to $ 1.44     88,300       9.20       $ 1.40      9,460      $ 1.38
       1.75 to   1.75    325,384       6.94         1.75    140,440        1.75
       1.78 to   1.88    315,700       8.36         1.87     78,800        1.87
       2.00 to   2.88    194,050       8.97         2.49     17,110        2.10
       3.00 to   3.25    164,550       9.20         3.20        ---          --
     ----------------  -----------  -----------  --------  -----------  --------
     $ 1.38 to $ 3.25  1,087,984       8.24       $ 2.11    245,810      $ 1.80
     ================  ===========  ===========  ========  ===========  ========

On September 1, 1994, the Company's Board of Directors adopted the 1994 Employee Qualified Stock Purchase Plan (the "Purchase Plan"). The purpose of the Purchase Plan is to enable the Company to grant options to employees to buy shares of its Common Stock, at a 15% discount from the then fair market value without commissions and other charges, to attract and retain experienced and capable employees and to help employees to further identify their interests with those of the Company's stockholders generally. The Purchase Plan is intended to qualify as an "employee stock purchase plan," as defined in Section 423(b) of the Code. An aggregate of 250,000 shares of Common Stock has been reserved for issuance under the Purchase Plan, subject to adjustment for stock splits, stock dividends and similar events. In fiscal 1998, the Company issued 44,269 shares under the Purchase Plan.

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


11.   EMPLOYEE BENEFITS (Continued)

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost has been recognized for the stock option or stock purchase plans. Had compensation cost for the Company's 1998, 1997 and 1996 plans been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share for 1998, 1997 and 1996 would approximate the pro forma amounts below:

                                       February 27,  February 28,    March 1,
IN THOUSANDS, EXCEPT PER SHARE DATA        1999          1998         1997
-----------------------------------    ------------  -----------  -----------
Net income (loss):
    As reported                          $    214     $ (3,798)   $ (21,968)
    Pro forma                            $   (348)    $ (4,153)   $ (22,403)

Net income (loss) per share:
  Basic
    As reported                          $   0.02     $  (0.44)   $   (2.58)
    Pro forma                            $  (0.04)    $  (0.49)   $   (2.63)

  Diluted
    As reported                          $   0.02     $  (0.44)   $   (2.58)
    Pro forma                            $  (0.04)    $  (0.49)   $   (2.63)

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of future amounts.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

                                      February 27,  February 28,    March 1,
     Weighted-average assumptions         1999          1998         1997
     ----------------------------     ------------  -----------  -----------
     Risk-free interest rate              5.1%          6.0%         6.0%
     Expected volatility                   45%           45%          45%
     Expected dividend yield                0%            0%           0%
     Expected life (years)                  9             9            9

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


12.  SEGMENT INFORMATION

In accordance with the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's reportable business segments and respective accounting policies, policies of the segments are the same as those described in note 2. Management evaluates segment performance based primarily on revenue and earnings from operations. Interest income and expense is evaluated on a consolidated basis and not allocated to the Company's business segments.

Segment information is summarized as follows:

                                   February 27, February 28,  March 1,
IN THOUSANDS                           1999        1998         1997
-------------------------------    -----------  -----------  ----------
Net revenue:
   Superstores                     $  190,390   $  186,827   $  179,248
   Outlet stores                       37,181       35,001       30,530
                                    -----------  -----------  ----------
                                   $  227,571   $  221,828   $  209,778
                                    ===========  ===========  ==========
Operating income (loss):
   Superstores                     $    2,320   $     (946)   $  (4,865)
   Outlet stores                          670           28    $     149
                                    -----------  -----------  ----------
                                   $    2,990   $     (918)   $  (4,716) (1)
                                    ===========  ===========  ==========
Total assets:
   Superstores                     $   65,715   $   70,686
   Outlet stores                        7,330        6,749
   Other (2)                           23,398       23,643
                                    -----------  -----------
                                   $   96,443   $  101,078
                                    ===========  ===========
---------------------------------------------------------------------------
(1)  Excludes $18,050 in restructuring and asset impairment charges in fiscal
1996.
(2) Other includes corporate and distribution center property, equipment and assets which are not attributed to a business segment.

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of operations for fiscal 1998 and 1997 were as follows:

                                              First    Second     Third    Fourth
IN THOUSANDS, EXCEPT PER SHARE DATA          Quarter   Quarter   Quarter   Quarter
----------------------------------------     -------   -------   -------   -------
FISCAL 1998:
     Net sales                               $55,015   $54,190   $59,162   $59,204
     Gross profit                            $14,678   $15,000   $17,411   $16,854
     Operating income                        $   106   $   358   $ 1,196   $ 1,330
     Net income (loss)                       $  (596)  $  (366)  $   506   $   670
     Basic net income (loss) per share (1)   $ (0.07)  $ (0.04)  $  0.06   $  0.08
     Diluted net income (loss) per share (1) $ (0.07)  $ (0.04)  $  0.06   $  0.08

FISCAL 1997:
     Net sales                               $50,451   $53,797   $56,877   $60,703
     Gross profit                            $12,881   $14,236   $15,372   $16,141
     Operating income (loss)                 $(2,189)  $  (217)  $   269   $ 1,219
     Net income (loss)                       $(2,999)  $(1,129)  $  (536)  $   866
     Basic net income (loss) per share (1)   $ (0.35)  $ (0.13)  $ (0.06)  $  0.10
     Diluted net income (loss) per share (1) $ (0.35)  $ (0.13)  $ (0.06)  $  0.10
----------------------------------------------------------------------------------
(1)  Net income per share amounts for each quarter are required to be computed independently and may not equal the amount computed for the total year.

                    INDEPENDENT AUDITORS' REPORT


The Board of Directors
Strouds, Inc.:

     We have audited the accompanying balance sheets of Strouds, Inc. as of February 27, 1999 and February 28, 1998 and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended February 27, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strouds, Inc. as of February 27, 1999 and February 28, 1998 and the results of its operations and its cash flows for each of the years in the three-year period ended February 27, 1999 in conformity with generally accepted accounting principles.


/s/KPMG LLP
-----------
Los Angeles, California
April 14, 1999



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

Not applicable.

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

DIRECTORS

The information required by this Item is incorporated by reference to the Company's 1999 Proxy Statement (the "Proxy Statement") under the heading "General Information - Election of Directors."

EXECUTIVE OFFICERS

The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Executive Officers and Certain Key Personnel."

COMPLIANCE WITH SECTION 16(a) UNDER THE SECURITIES EXCHANGE ACT

The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Section 16(a) Beneficial Ownership Reporting Compliance."



ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

The information required by this Item is incorporated by reference to the Company's Proxy Statement under the headings "Compensation of Directors" and "Executive Compensation."



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information required by this Item is incorporated by reference to the Company's Proxy Statement under the heading "Certain Relationships and Related Transactions."

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

1.   Financial Statements:

The following financial statements of Strouds, Inc. are included under Item 8:

Statements of Operations -
     for the fiscal years ended February 27, 1999,
     February 28, 1998 and March 1, 1997                 Page 30

Balance Sheets -
     as of February 27, 1999 and February 28, 1998       Page 31

Statements of Stockholders' Equity -
     for the fiscal years ended February 27, 1999,
     February 28, 1998 and March 1, 1997                 Page 32

Statements of Cash Flows -
     for the fiscal years ended February 27, 1999,
     February 28, 1998 and March 1, 1997                 Page 33

Notes to the Financial Statements                        Page 34

Independent Auditors' Report                             Page 51


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

Exhibit No.      Description
-----------      -----------
    4            Rights Agreement, dated as of November 17, 1995, between
                 Strouds, Inc. and American Stock Transfer & Trust Company.
                      Incorporated herein by reference to the Company's Form 8-K, as filed with the Commission on December 1, 1995.
** 10.1          Stock Option Plan for Executive and Key Employees of the
                 Company, including the form of the individual option
                 agreement thereunder.
                      Incorporated herein by reference to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
** 10.2          Form of Amendment to Stock Option Plan for Executive and Key
                 Employees of the Company, including the form of the amendment to the individual option agreement thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
** 10.3          Amended and Restated 1994 Equity Participation Plan of the
                 Company, including the forms of the individual option
                 agreements thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
** 10.4          Amendment to the Amended and Restated 1994 Equity
                 Participation Plan (First) dated July 6, 1995.
                      Incorporated herein by reference to the Company's
                      Form S-8, Registration No. 333-58539, as filed with
                      the Commission on July 6, 1998.
** 10.5          Amendment to the Amended and Restated 1994 Equity
                 Participation Plan (Second) dated May 14, 1997.
                      Incorporated herein by reference to the Company's
                      Form S-8, Registration No. 333-58539, as filed with
                      the Commission on July 6, 1998.
** 10.6          Third Amendment to the Amended and Restated 1994 Equity
                 Participation Plan dated May 20, 1998.
                      Incorporated herein by reference to the Company's
                      Form S-8, Registration No. 333-58539, as filed with
                      the Commission on July 6, 1998.
** 10.7          Form of the Company's Employee Qualified Stock Purchase Plan.
                      Incorporated herein by reference to Amendment No. 1 to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
** 10.8          Amendment to the Strouds, Inc. Employee Qualified Stock
                 Purchase Plan dated January 5, 1995.
                      Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended February 25, 1995, as filed with the Commission on May 25, 1995.

Exhibit No.      Description
-----------      -----------
   10.9          Warrant Agreement (Warrant 1), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.10         Warrant Agreement (Warrant 2), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.11         Registration Rights Agreement dated as of January 2, 1996 by and between the Company and BT Capital.
                      Incorporated herein by reference to the Company's Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.12         Security Agreement between Lyon Credit Corporation and
                 Strouds, Inc., dated July, 1996.
                      Incorporated herein by reference to the Company's Form 10-Q for the period ended August 31, 1996, as filed with the Commission on October 11, 1996.
   10.13         Financing Agreement between The CIT Group/Business Credit,
                 Inc. and Strouds, Inc. dated March 27, 1998.
                      Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended February 28, 1998, as filed with the Commission on May 27, 1998.
   10.14         Interest Rate Swap Agreement between Wells Fargo Bank,
                 National Association and Strouds, Inc. dated September 11,
                 1998.
                      Incorporated herein by reference to the Company's Form 10-Q for the period ended August 29, 1998, as filed with the Commission on October 13, 1998.
   10.15         Amended and Restated Employment Agreement between Charles
                 Chinni and Strouds, Inc., dated May 20, 1998.
                      Incorporated herein by reference to the Company's Form 10-Q for the period ended August 29, 1998, as filed with the Commission on October 13, 1998.
*  23            Consent of Independent Auditors
*  27            Financial Data Schedule
------------------------------

*    Filed herewith
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to the form pursuant to Item 14(a)3 of Form 10-K.


(b)  Reports on Form 8-K:
     No reports on Form 8-K were filed by the Company during the last fiscal quarter of fiscal 1998.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STROUDS, INC.
                              (Registrant)

                              /s/Charles R. Chinni               May 26, 1999
                              --------------------
                              Charles R. Chinni
                              Chairman of the Board, President
                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on its behalf of the Registrant in the capacities and on the dates indicated.

Signature                     Title                               Date
---------                     -----                               ----

/s/ Wilfred C. Stroud         Founder, Chairman Emeritus and     May 26, 1999
---------------------         Director
Wilfred C. Stroud

/s/ Dale D. Achabal           Director                           May 26, 1999
-------------------
Dale D. Achabal

/s/ Larry R. Bemis            Director                           May 26, 1999
------------------
Larry R. Bemis

/s/ Richard F. Clayton        Director                           May 26, 1999
----------------------
Richard F. Clayton

/s/ Marshall S. Geller        Director                           May 26, 1999
------------------------
Marshall S. Geller

/s/ Marco F. Weiss            Director                           May 26, 1999
------------------
Marco F. Weiss

/s/ Charles R. Chinni         Chairman of the Board, President   May 26, 1999
---------------------         and Chief Executive Officer
Charles R. Chinni             (Principal Executive Officer)

/s/ Douglas C. Felderman      Director, Senior Vice President-   May 26, 1999
------------------------      Finance, Chief Financial Officer
Douglas C. Felderman          and Secretary
                              (Principal Financial Officer)

/s/ Gary A. Van Wagner        Corporate Controller               May 26, 1999
----------------------        (Principal Accounting Officer)
Gary A. Van Wagner

                                EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------
    3.1          Form of Restated Certificate of Incorporation of the Company.
                      Incorporated herein by reference to Amendment No. 1 to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
    3.2          Restated By-laws of the Company.
                      Incorporated herein by reference to Amendment No. 1 to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
    4            Rights Agreement, dated as of November 17, 1995, between
                 Strouds, Inc. and American Stock Transfer & Trust Company.
                      Incorporated herein by reference to the Company's Form 8-K, as filed with the Commission on December 1, 1995.
** 10.1          Stock Option Plan for Executive and Key Employees of the
                 Company, including the form of the individual option
                 agreement thereunder.
                      Incorporated herein by reference to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
** 10.2          Form of Amendment to Stock Option Plan for Executive and Key
                 Employees of the Company, including the form of the amendment to the individual option agreement thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
** 10.3          Amended and Restated 1994 Equity Participation Plan of the
                 Company, including the forms of the individual option
                 agreements thereunder.
                      Incorporated herein by reference to Amendment No. 1 to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.
** 10.4          Amendment to the Amended and Restated 1994 Equity
                 Participation Plan (First) dated July 6, 1995.
                      Incorporated herein by reference to the Company's
                      Form S-8, Registration No. 333-58539, as filed with
                      the Commission on July 6, 1998.
** 10.5          Amendment to the Amended and Restated 1994 Equity
                 Participation Plan (Second) dated May 14, 1997.
                      Incorporated herein by reference to the Company's
                      Form S-8, Registration No. 333-58539, as filed with
                      the Commission on July 6, 1998.
** 10.6          Third Amendment to the Amended and Restated 1994 Equity
                 Participation Plan dated May 20, 1998.
                      Incorporated herein by reference to the Company's
                      Form S-8, Registration No. 333-58539, as filed with
                      the Commission on July 6, 1998.
** 10.7          Form of the Company's Employee Qualified Stock Purchase Plan.
                      Incorporated herein by reference to Amendment No. 1 to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on September 13, 1994.

Exhibit No.      Description
-----------      -----------
** 10.8          Amendment to the Strouds, Inc. Employee Qualified Stock
                 Purchase Plan dated January 5, 1995.
                      Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended February 25, 1995, as filed with the Commission on May 25, 1995.
   10.9          Warrant Agreement (Warrant 1), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.10         Warrant Agreement (Warrant 2), dated as of November 20, 1992, between the Company and BT Capital.
                      Incorporated herein by reference to the Company's Form S-1, Registration No. 33-82090, as filed with the Commission on July 29, 1994.
   10.11         Registration Rights Agreement dated as of January 2, 1996 by and between the Company and BT Capital.
                      Incorporated herein by reference to the Company's Form 10-K for the period ended March 2, 1996, as filed with the Commission on May 24, 1996.
   10.12         Security Agreement between Lyon Credit Corporation and
                 Strouds, Inc., dated July, 1996.
                      Incorporated herein by reference to the Company's Form 10-Q for the period ended August 31, 1996, as filed with the Commission on October 11, 1996.
   10.13         Financing Agreement between The CIT Group/Business Credit,
                 Inc. and Strouds, Inc. dated March 27, 1998.
                      Incorporated herein by reference to the Company's Form 10-K for the fiscal year ended February 28, 1998, as filed with the Commission on May 27, 1998.
   10.14         Interest Rate Swap Agreement between Wells Fargo Bank,
                 National Association and Strouds, Inc. dated September 11,
                 1998.
                      Incorporated herein by reference to the Company's Form 10-Q for the period ended August 29, 1998, as filed with the Commission on October 13, 1998.
   10.15         Amended and Restated Employment Agreement between Charles
                 Chinni and Strouds, Inc., dated May 20, 1998.
                      Incorporated herein by reference to the Company's Form 10-Q for the period ended August 29, 1998, as filed with the Commission on October 13, 1998.
*  23            Consent of Independent Auditors
*  27            Financial Data Schedule
------------------------------

*    Filed herewith
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to the form pursuant to item 14(a)3 of Form 10-K.