Form 10-Q
period 1999-05-29
STROUDS INC
filed 1999-07-13
CIK 927760

   As filed with the Securities and Exchange Commission on July 13, 1999
_____________________________________________________________________________


                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                        -------------------
                             FORM 10-Q
                        -------------------


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended May 29, 1999

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


                           (626) 912-2866
         (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ----    ----

Number of shares of common stock outstanding at July 6, 1999:  7,036,981

                            STROUDS, INC.



                               INDEX



                                                                    Page No.
                                                                    --------
PART I.     FINANCIAL INFORMATION

     ITEM 1.     FINANCIAL STATEMENTS:

                 Condensed Balance Sheets as of May 29, 1999
                    (Unaudited) and February 27, 1999                   3

                 Condensed Statements of Operations for the Thirteen
                    Weeks Ended May 29, 1999 and May 30, 1998
                    (Unaudited)                                         4

                 Condensed Statements of Cash Flows for the Thirteen
                    Weeks Ended May 29, 1999 and May 30, 1998
                    (Unaudited)                                         5

                 Notes to Condensed Financial Statements                6

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                   10

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK                                           15


PART II.    OTHER INFORMATION

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                      16

                 SIGNATURES                                            17

PART I.     FINANCIAL INFORMATION
---------------------------------
ITEM 1.     FINANCIAL STATEMENTS

                            STROUDS, INC.
                       CONDENSED BALANCE SHEETS
                                                          MAY 29,  FEBRUARY 27,
(in thousands, except share data)                          1999        1999
---------------------------------                        --------    --------
ASSETS                                                  (Unaudited)
Current assets:
   Cash                                                  $    592    $    269
   Accounts receivable                                      2,162       1,763
   Inventory                                               67,281      60,832
   Other                                                    1,382       3,993
                                                         --------    --------
      Total current assets                                 71,417      66,857
Property and equipment - at cost, net of accumulated
   depreciation and amortization                           20,738      21,354
Excess of cost over net assets acquired, net of
   accumulated amortization                                 7,208       7,273
Other assets                                                  927         959
                                                         --------    --------
      Total assets                                       $100,290    $ 96,443
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                  $    588    $    624
   Accounts payable                                        18,568      15,565
   Accrued expenses                                        12,138      15,726
   Restructuring reserves                                   4,283       4,330
                                                         --------    --------
      Total current liabilities                            35,577      36,245
Long-term debt                                             34,468      26,887
Other non-current liabilities                               3,200       3,194
                                                         --------    --------
      Total liabilities                                    73,245      66,326
Stockholders' equity:
   Preferred stock, $0.0001 par value; authorized
      750,000 shares; no shares issued or outstanding          --          --
   Preferred stock, Series B, $0.0001 par value;
      authorized 250,000 shares; no shares issued or
      outstanding                                              --          --
   Common stock, $0.0001 par value; authorized
      25,000,000 shares; issued and outstanding
      May 29, 1999, 7,036,981; and February 27, 1999,
      8,624,131 shares                                          1           1
   Treasury stock at cost; May 29, 1999, 1,800,000 shares  (1,890)         --
   Additional paid-in capital                              39,146      39,146
   Accumulated deficit                                    (10,212)     (9,030)
                                                         --------    --------
       Total stockholders' equity                          27,045      30,117
                                                         --------    --------
       Total liabilities and stockholders' equity        $100,290    $ 96,443
                                                         ========    ========
See accompanying notes to condensed financial statements.

                            STROUDS, INC.
                  CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)
                              (Unaudited)



                                                           13 WEEKS ENDED
                                                       ----------------------
                                                        MAY 29,      MAY 30,
                                                         1999         1998
                                                       ---------    ---------

Net sales                                              $ 53,605     $ 55,015
Costs and expenses:
   Cost of sales, buying and occupancy                   38,878       40,337
   Selling and administrative expenses                   15,190       14,507
   Amortization of excess of cost over
      net assets acquired                                    65           65
                                                       ---------    ---------
                                                         54,133       54,909
                                                       ---------    ---------

      Operating (loss) income                              (528)         106


Other income                                                 30           60
Interest expense, net                                      (684)        (762)
                                                       ---------    ---------

      Net loss                                         $ (1,182)    $   (596)
                                                       =========    =========


Basic and Diluted:
      Net loss per share                               $  (0.15)    $  (0.07)
                                                       =========    =========
      Weighted average shares outstanding                 7,735        8,579
                                                       =========    =========

See accompanying notes to condensed financial statements.

                            STROUDS, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands)
                              (Unaudited)
                                                           13 WEEKS ENDED
                                                       ----------------------
                                                        MAY 29,      MAY 30,
                                                         1999         1998
                                                       ---------    ---------
Cash flows from operating activities:
   Net loss                                            $ (1,182)    $   (596)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization of property
            and equipment                                 1,285        1,178
         Amortization of excess of cost over net
            assets acquired                                  65           65
         (Increase) decrease in:
            Accounts receivable                            (399)      (1,413)
            Inventory                                    (6,449)         892
         Increase (decrease) in:
            Accounts payable and accrued expenses          (739)       1,394
            Restructuring reserve                           (47)      (1,709)
         Other                                            2,649          311
                                                       ---------    ---------
            Net cash (used in) provided by operating
               activities                                (4,817)         122
                                                       ---------    ---------

Cash flows from investing activities:
   Capital expenditures                                    (669)      (1,317)
                                                       ---------    ---------
            Net cash used in investing activities          (669)      (1,317)
                                                       ---------    ---------

Cash flows from financing activities:
   Net borrowings under long-term debt                    7,545           78
   Increase in overdraft                                    154        1,669
   Repurchase of stock                                   (1,890)         ---
                                                       ---------    ---------
            Net cash provided by financing activities     5,809        1,747
                                                       ---------    ---------

            Net increase in cash                            323          552
Cash at beginning of period                                 269          518
                                                       ---------    ---------
Cash at end of period                                  $    592     $  1,070
                                                       =========    =========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                         $    587     $    592
                                                       =========    =========
See accompanying notes to condensed financial statements.

                             STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)



(1)     INTERIM FINANCIAL STATEMENTS

The accompanying Condensed Balance Sheet as of May 29, 1999 and the related Condensed Statements of Operations and Condensed Statements of Cash Flows for the 13 weeks ended May 29, 1999 and May 30, 1998 are unaudited. The unaudited operating results reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Information pertaining to the year ended February 27, 1999 is derived from the audited financial statements included in the Company's 1998 Annual Report on Form 10-K. This information should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1998 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the 13 weeks ended May 29, 1999 may not be indicative of the results to be expected for the entire fiscal year.


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

The provision for income taxes is based upon the estimated effective tax rate for the entire fiscal year. The effective rate is subject to ongoing review and evaluation by management.

Segment Information

Effective March 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and selected information in the notes thereto. The Company operates in two business segments, superstores and outlet stores. See note 6.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at carrying value which approximates fair value due to the short-term nature of these instruments. The carrying value of the Company's borrowings approximates the fair value based on the current rates available to the Company for similar instruments.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain reclassifications have been made to the May 30, 1998 amounts to conform to the May 29, 1999 presentation.


(3)     PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:
                                                        May 29,   February 27,
(in thousands)                                           1999         1999
--------------                                         ---------    ---------
Furniture, fixtures and equipment                      $ 44,897     $ 44,352
Leasehold improvements                                    8,328        8,204
                                                       ---------    ---------
                                                         53,225       52,556
Accumulated depreciation and amortization               (32,487)     (31,202)
                                                       ---------    ---------
                                                       $ 20,738     $ 21,354
                                                       =========    =========


(4)     RESTRUCTURING

The Company initiated a comprehensive restructuring and cost reduction plan (the "Restructuring Plan"), resulting in pretax charges of $16,250,000 in fiscal 1996. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of certain underperforming stores, elimination of underperforming merchandise categories and implementation of cost reduction measures, including workforce reductions, to more closely align the Company's cost structure with future expected revenues. The Restructuring Plan included the closure of 9 stores which were to be closed by not renewing leases upon expiration and negotiating settlements with landlords for stores in which the lease had not expired. As of February 27, 1999, the Company had closed 7 stores related to its restructuring efforts.

In June 1999, the Company closed 1 store in the Washington, D.C. market. The Company plans to close 1 more store related to its Restructuring Plan. As of May 29, 1999, no changes have been made to the estimated Restructuring Plan costs and no additional charges were recorded to operations. During the first quarter of fiscal 1999, cash used related to the Restructuring Plan totaled $47,000, relating primarily to workforce reductions and consulting and advisory fees associated with the Company's restructuring and cost reduction efforts.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(4)     RESTRUCTURING (Continued)

The following table summarizes the Restructuring Plan charges and payments or asset write-downs:

                      Occupancy, lease   Asset write-down;
                      termination and       merchandise
                       subsidy costs         inventory,
                      associated with    leasehold improve-      Employee
                       the closure or     ments, furniture     severance and
                       disposition of       and fixtures       other related
(in thousands)             stores           and equipment          costs       Total
-------------------   ----------------   ------------------   -------------   -------
1996 Provision,
   March 1, 1997          $ 7,375             $ 7,215             $ 1,660     $16,250

Fiscal 1997 payment
   and asset write-
   downs                    2,176               1,444               1,262       4,882
                          --------            --------            --------    --------
Reserve balance,
   February 28, 1998        5,199               5,771                 398      11,368

Fiscal 1998 payment
   and asset write-
   downs                      703               6,238                  97       7,038
Reclassifications            (667)                667                  --          --
                          --------            --------            --------    --------
Reserve balance,
   February 27, 1999        3,829                 200                 301       4,330

Fiscal 1999 payment
   and asset write-
   downs through
   May 29, 1999                --                  --                  47          47
                          --------            --------            --------    --------
Reserve balance,
   May 29, 1999           $ 3,829             $   200             $   254     $ 4,283
                          ========            ========            ========    ========

The total revenue and operating losses related to the 9 stores identified in the Restructuring Plan is summarized as follows:

                       February 27,    February 28,     March 1,
(in thousands)            1999            1998           1997
--------------         -----------     -----------     ---------
Revenues                 $ 9,283          $12,995        $15,232
                       ===========     ===========     =========
Operating Loss           $ 3,038          $ 4,658       $ 5,026

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(5)     LONG-TERM DEBT

At May 29, 1999, the Company had outstanding borrowings of $33,600,000 under its $50,000,000 revolving credit agreement (the "Credit Facility"). The Company's Credit Facility contains various restrictions on the payment of cash dividends, incurrence of additional indebtedness, acquisitions, investments, loans, merger or consolidation and disposition of assets. The covenants also require the Company to meet a minimum net worth requirement at anytime the borrowing availability is less than $5,000,000. The Company was in compliance with the covenants at May 29, 1999.

Included in the Credit Facility is a $7,000,000 letter of credit sub-facility. As of May 29, 1999, the Company had outstanding letters of credit amounting to $763,000 for purchase commitments to foreign suppliers under this sub-facility.


(6)     SEGMENT INFORMATION

In accordance with the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's reportable business segments and respective accounting policies, policies of the segments are the same as those described in note 2. Management evaluates segment performance based primarily on revenue and earnings (losses) from operations. Interest income and expense is evaluated on an aggregate basis and not allocated to the Company's business segments.

Segment information is summarized as follows:

                                      May 29,     May 30,
IN THOUSANDS                           1999        1998
-------------------------------    -----------  -----------
Net revenue:
   Superstores                     $   44,690   $   46,090
   Outlet stores                        8,915        8,925
                                    ----------   ----------
                                   $   53,605   $   55,015
                                    ==========   ==========
Operating income (loss):
   Superstores                     $     (545)  $      (37)
   Outlet stores                           17          143
                                    ----------   ----------
                                   $     (528)  $      106
                                    ==========   ==========

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(6)     SEGMENT INFORMATION (Continued)

Segment information is summarized as follows:

                                      May 29,   February 27,
IN THOUSANDS                           1999        1998
-------------------------------    -----------  -----------
Total assets:
   Superstores                     $   71,895   $   65,715
   Outlet stores                        8,137        7,330
   Other (1)                           20,258       23,398
                                    ----------   ----------
                                   $  100,290   $   96,443
                                    ==========   ==========
-----------------------------------------------------------------------------
(1) Other includes corporate and distribution center property, equipment and assets which are not attributed to a business segment.



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

Restructuring

The Company initiated a comprehensive restructuring and cost reduction plan (the "Restructuring Plan"), resulting in pretax charges of $16.3 million in fiscal 1996. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of certain underperforming stores, elimination of underperforming merchandise categories and implementation of cost reduction measures, including workforce reductions, to more closely align the Company's cost structure with future expected revenues. The Restructuring Plan included the closure of 9 stores which were to be closed by not renewing leases upon expiration and negotiating settlements with landlords for stores in which the lease had not expired. As of February 27, 1999, the Company had closed 7 stores related to its restructuring efforts.

In June 1999, the Company closed 1 store in the Washington, D.C. market. The Company plans to close 1 more store related to its Restructuring Plan. As of May 29, 1999, no additional changes have been made to the estimated Restructuring Plan costs and no charges were recorded to operations.


RESULTS OF OPERATIONS

13 Weeks Ended May 29, 1999 Compared to the 13 Weeks Ended May 30, 1998
-----------------------------------------------------------------------

Net sales for the thirteen weeks ended May 29, 1999 decreased $1.4 million, or 2.6%, to $53.6 million versus $55.0 million in the same period last year. Comparable store sales decreased $0.2 million, or 0.4%, for the period. Sales from new stores and expanded or replacement stores increased by $1.2 million. Sales were reduced by $2.4 million due to 2 store closures.

Net sales for superstores for the thirteen weeks ended May 29, 1999 decreased $1.4 million, or 3.0%, to $44.7 million versus $46.1 million in the same period last year. Comparable superstore sales were flat for the period. Outlet store net sales for the thirteen weeks ended May 29, 1999 and May 30, 1998 were $8.9 million. Comparable outlet store sales decreased $0.2 million, or 2.8%, for the period.

Management believes that the decrease in superstore sales is attributable to operating 2 less superstores, 47 superstores at May 29, 1999 versus 49 superstores at May 30, 1998. Approximately 10% of the comparable stores were affected by new competitive openings for the first quarter of 1999 compared to approximately 17% for the same period last year.

Cost of sales, buying and occupancy for the 13 weeks ended May 29, 1999 were $38.9 million versus $40.3 million for the same period a year ago, a $1.4 million decrease. This dollar decrease was attributable, primarily, to the decline in sales volume resulting from operating fewer stores versus last year. As a percent of net sales, cost of sales, buying and occupancy decreased to 72.6% from 73.3% for the same period a year ago. The improved gross margin points were primarily due to a lower level of markdown volume versus the prior year and the favorable impact of lower distribution costs.

Selling and administrative expenses for the 13 weeks ended May 29, 1999 increased $0.7 million to $15.2 million versus $14.5 million for the same period in fiscal 1998 and increased as a percentage of net sales from 26.4% to 28.4%. The increase was primarily due to increased labor staffing, higher credit card fees due to increased consumer credit card usage and the installation of a new display program in the stores.

As a result of the factors noted above, the Company had an operating loss for the 13 weeks ended May 29, 1999 of $0.5 million versus an operating income of $0.1 million for the same period a year ago, a $0.6 million decrease.

The operating loss for superstores for the 13 weeks ended May 29, 1999 was $0.5 million versus no operating income for the same period a year ago. There was no operating income for the outlet stores for the 13 weeks ended May 29, 1999 versus an operating income of $0.1 million for the same period a year ago. The decreases in operating profit for the segments were a result of the various factors discussed above.

Interest expense net, decreased $0.1 million to $0.7 million for the 13 weeks ended May 29, 1999 versus $0.8 million for the same period in fiscal 1998. The decrease was primarily the result of lower average borrowings and the related cost of borrowing this year.

The Company recorded no income tax benefit associated with its losses for the 13 week periods ended May 29, 1999 and May 30, 1998 due to the uncertainty of the Company's future taxable earnings. The estimated effective tax rate is subject to continuing evaluation and modification by management.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs are primarily to support its inventory requirements, store expansion and refurbishment and systems development. The Company has historically financed its operations essentially with internally generated funds and its credit facilities. At May 29, 1999, the Company's working capital was $35.8 million, while advances from its Credit Facility were $33.6 million. The Company had $12.4 million available for borrowings under its Credit Facility as determined by the Company's eligible "borrowing base" at May 29, 1999.

Cash used in operating activities for the 13 weeks ended May 29, 1999 was $4.8 million. During the 13 week period ended May 29, 1999, inventory increased $6.4 million. In the first quarter of fiscal 1999, the Company conducted going out of business sales at 2 locations, 1 store closed in May 1999 and 1 store closed in June 1999. Cash used in restructuring payments was $0.1 million.

Net cash used in investing activities for the 13 weeks ended May 29, 1999 was $0.7 million. These funds were primarily used for capital expenditures for improvements to the Company's management information systems development and existing store refurbishments.

Cash provided by financing activities for the 13 weeks ended May 29, 1999 was $5.8 million. The Company had net borrowings of $7.5 million primarily to fund expansion, to meet working capital needs and to repurchase 1,800,000 shares of its outstanding Common Stock in a private transaction for total consideration of $1.9 million.

The Company's capital expenditures for the remainder of fiscal 1999 are currently expected to be approximately $4.3 million and will be related primarily to new store development, existing store expansions and refurbishments and improvements to its management information systems.

Management believes that funds generated from operations, its Credit Facility and use of trade credit will be sufficient to satisfy the Company's working capital requirements and commitments for capital expenditures through the end of fiscal 1999.


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

In fiscal 1998, the Company spent approximately $1.4 million for the purpose of installing new merchandise, distribution and financial software. This major effort included complete replacement of the previously used mainframe computer systems and modified third-party software with Y2K-certified hardware and software in fiscal 1998 as well as upgrading all in-store point-of-sale computer systems to be Y2K-compliant. These efforts have been substantially completed with installation and testing of the mainframe systems for merchandising, accounting, distribution and inventory control prior to the end of fiscal 1998. The in-store system upgrades have been completed and were installed in every retail store in the first quarter of fiscal 1999. The Company anticipates spending approximately $0.2 million in fiscal 1999 for additional upgrades to these systems. A compliant third-party provider for payroll has been tested and is awaiting implementation in September 1999. Voice communications have been upgraded to compatible systems in the first quarter of fiscal 1999. Data communications, credit card and check processing and non-critical software packages are currently being completed to assure Y2K compatibility by the third quarter of fiscal 1999. Based upon the compliance levels of the critical software and hardware currently installed or being installed, the Company expects to be fully compliant well in advance of the potential for business impact from the Y2K transition. Nonetheless, a formal reassessment based upon integrated simulation of all Company systems will be undertaken in the second quarter of fiscal 1999 to verify readiness. If the modifications and conversions to the Company's computer systems are not completed in a timely manner, the Year 2000 problem may have a material impact on the operations of the Company. Such material impacts could require the Company to manually record sales, issue purchases orders to suppliers, pay invoices from vendors and maintain its books and records for a period of time.

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



ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's $50 million Credit Facility has interest payable at a rate equivalent to the Chase Manhattan Bank Rate plus 0.25% per annum or LIBOR plus 2.50% per annum (8.0% and 7.4% at May 29, 1999, respectively). Changes in interest rates which dramatically increase the interest rate on the credit facility would make it more costly to borrow proceeds under that facility and may impede the Company's growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.

The Company does not hold derivative investments and does not earn foreign-source income, except for an embedded interest-rate swap instrument that is clearly and closely related to the host long-term debt agreement. The Company believes that the existence of this derivative instrument does not pose a material risk to the Company's financial position or results of operations. All of the Company's revenues are realized in dollars and almost all of the revenues are from customers in the United States. Therefore, the Company does not believe that it has any significant direct foreign currency exchange risk.

PART II.    OTHER INFORMATION
-----------------------------
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits:

     The exhibits on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report.

Exhibit No.      Description
-----------      -----------


   27            Financial Data Schedule



b)  Reports on Form 8-K:

    No reports on Form 8-K were filed by the Company during the quarter ended May 29, 1999.

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





Dated:  July 8, 1998





                                    STROUDS, INC.
                                    (Registrant)







                                    /s/ Charles Chinni
                                    ---------------------
                                    Charles Chinni
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)







                                    /s/ Gary A. Van Wagner
                                    ------------------------
                                    Gary A. Van Wagner
                                    Corporate Controller
                                    (Principal Accounting Officer)