Form 10-K/A
period 1999-02-27
STROUDS INC
filed 1999-09-09
CIK 927760

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 9, 1999
______________________________________________________________________________

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

RESTRUCTURING AND ASSET IMPAIRMENT

Primarily as a result of the factors noted above, the Company initiated a comprehensive restructuring and cost reduction plan (the "Restructuring Plan"), resulting in pretax restructuring and asset impairment charges of $16.3 million in fiscal 1996 ($3.2 million related to write-downs of merchandise inventory was included in cost of sales). The write-down of merchandise inventory was based on management's estimate of markdowns necessary to liquidate underperforming merchandise categories. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of certain underperforming stores, elimination of underperforming merchandise categories and implementation of cost reduction measures, including workforce reductions, to more closely align the Company's cost structure with future expected revenues. The Restructuring Plan included the closure of 9 stores which were to be closed by not renewing leases upon expiration and negotiating settlements with landlords for stores with unexpired leases at dates of anticipated closure. Since the initiation of the Restructuring Plan, the Company has closed 5 stores in its new expansion markets noted above and 2 stores in California as of February 27, 1999. The Company plans to close 2 other stores in its expansion markets as noted above and they are planned for closure by the end of the third quarter of fiscal 1999.

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

The Restructuring Plan included charges of $0.8 million for employee severance costs. These costs were primarily related to executive severance agreements. The severance amounts were charged against the reserve as paid. The Company terminated 24 employees during fiscal 1997 and charged $0.7 million in severance packages against the restructuring reserve. During fiscal 1998, the Company terminated 2 employees and charged $0.1 million severance packages against the restructuring reserve.

During fiscal 1996, the Company also recorded a separate pretax charge of $1.8 million for the impairment of certain operating assets not included in the aforementioned Restructuring Plan. The principal factors leading up to the charge were current and projected future operating losses from three underperforming stores. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded an impairment loss on the long-lived assets of these stores. The operations of these stores indicated that the undiscounted future cash flows from these locations would be less than the carrying value of the long-lived assets associated with those locations. In fiscal 1998 and fiscal 1997, the Company had no additional charges for asset impairment. The Company will continually evaluate the performance of its operating assets for the factors noted above and, if conditions warrant, write-down the value of such assets commensurate with the current and estimated future operating performance.


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

Additionally, the Company periodically evaluates the current and future cash flows of individual operating assets to determine whether the carrying value of such assets exceed the current estimate of future cash flows from the related assets. Such an evaluation resulted in a $1,800,000 pretax charge in fiscal 1996 for the impairment of certain operating assets not included in the aforementioned Restructuring Plan. In fiscal 1998 and 1997, the Company had no additional assets impaired. The Company will continually evaluate the performance of its operating assets for the factors noted above and can make no assurances that the Company will not incur additional impairment charges in the future.

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

(3) A new store or a converted or expanded store becomes comparable after it has been open under the same format for 13 months. Comparable store net sales are calculated by comparing new sales for comparable stores on a fiscal month basis in the respective periods.
                                    Page 20

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

Restructuring and Asset Impairment Charges

Primarily as a result of the factors noted above, the Company initiated a comprehensive restructuring and cost reduction plan (the "Restructuring

Plan"), resulting in pretax restructuring and asset impairment charges of $16.3 million in fiscal 1996 ($3.2 million related to write-downs of merchandise inventory was included in cost of sales). The write-down of merchandise inventory was based on management's estimate of markdowns necessary to liquidate underperforming merchandise categories. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of certain underperforming stores, elimination of underperforming merchandise categories and implementation of cost reduction measures, including workforce reductions, to more closely align the Company's cost structure with future expected revenues. The Restructuring Plan included the closure of 9 stores which were to be closed by not renewing leases upon expiration and negotiating settlements with landlords for stores with unexpired leases at dates of anticipated closure. Since the initiation of the Restructuring Plan, the Company has closed 5 stores in its new expansion markets noted above and 2 stores in California as of February 27, 1999. The Company plans to close 2 other stores in its expansion markets as noted above and they are planned for closure by the end of the third quarter of fiscal 1999.

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

The Restructuring Plan included charges of $0.8 million for employee severance costs. These costs were primarily related to executive severance agreements. The severance amounts were charged against the reserve as paid. The Company terminated 24 employees during fiscal 1997 and charged $0.7 million in severance packages against the restructuring reserve. During fiscal 1998, the Company terminated 2 employees and charged $0.1 million severance packages against the restructuring reserve.

The total revenue and operating losses related to the 9 stores identified in the Restructuring Plan is summarized as follows:

                       February 27,    February 28,     March 1,
(in thousands)            1999            1998           1997
--------------         -----------     -----------     ---------
Revenues                 $ 9,283          $12,995        $15,232
                       ===========     ===========     =========
Operating Loss           $ 3,038          $ 4,658       $ 5,026
                       ===========     ===========     =========

During fiscal 1996, the Company also recorded a separate pretax charge of $1.8 million for the impairment of certain operating assets not included in the aforementioned Restructuring Plan. The principal factors leading up to the charge were current and projected future operating losses from three underperforming stores. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for

Long-Lived Assets to Be Disposed Of," the Company recorded an impairment loss on the long-lived assets of these stores. The operations of these stores indicated that the undiscounted future cash flows from these locations would be less than the carrying value of the long-lived assets associated with those locations. In fiscal 1998 and fiscal 1997, the Company had no additional charges for asset impairment. The Company will continually evaluate the performance of its operating assets for the factors noted above and, if conditions warrant, write-down the value of such assets commensurate with the current and estimated future operating performance.

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

RESULTS OF OPERATIONS

The following table sets forth selected statements of operations data expressed as a percentage of net sales for the period indicated:

                                    February 27, February 28,   March 1,
Fiscal year ended                       1999         1998         1997
--------------------------------------------------------------------------
Net sales                              100.0%       100.0%       100.0%
Cost of sales, buying and occupancy     71.9         73.6         73.3
                                       ------       ------       ------
Gross profit                            28.1         26.4         26.7
Selling and administrative expenses     26.7         26.7         30.3
Restructuring and impairment charges     ---          ---          7.2
Amortization of intangibles              0.1          0.1          0.1
                                       ------       ------       ------
Operating income (loss)                  1.3         (0.4)       (10.9)
Other income                             0.1          0.1          0.1
Interest expense, net                   (1.3)        (1.6)        (0.9)
                                       ------       ------       ------
Income (loss) before income taxes        0.1         (1.9)       (11.7)
Income taxes                             ---          0.2          1.2
                                       ------       ------       ------
Net income (loss)                        0.1%        (1.7%)      (10.5%)
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

Cost of sales, buying and occupancy for fiscal 1997 were $163.2 million versus $153.8 million for fiscal 1996, a $9.4 million increase. This dollar increase was attributable, primarily, to new and expanded stores. As a percent of net sales, cost of sales, buying and occupancy increased to 73.6% from 73.3% for fiscal 1996. The reduced gross profit was due to a higher level of markdown volume versus the prior year in an effort to reduce inventory levels chain wide. Additionally, higher occupancy costs associated with new and expanded stores, where average store sales were lower, reduced gross profit margin.

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

In the fourth quarter of fiscal 1996, the Company incurred restructuring and asset impairment charges of $18.1 million. This included pretax restructuring and asset impairment charges of $16.3 million for a comprehensive Restructuring Plan ($3.2 million related to write-downs of merchandise inventory was included in cost of sales). The write-down of merchandise inventory was based on management's estimate of markdowns necessary to liquidate underperforming merchandise categories. During fiscal 1997, the Company closed 3 locations and finalized its existing plans to close 2 additional locations in fiscal 1998. Management continues to evaluate the remaining underperforming stores contemplated in the Restructuring Plan and will continue to operate these stores, where appropriate, in the current format or, if circumstances warrant, convert to an outlet format in order to improve cash flow and minimize the ultimate cost of disposition. Accordingly, future earnings may be negatively impacted as a result of operating underperforming stores until the Restructuring Plan is completed. Cash outflow related to the 3 locations closed during 1997 and 2 locations currently being closed was $3.5 million for fiscal 1997. The cash outflow was primarily related to lease termination costs, teardown expenses, consulting and advisory expenses and employee severance and related costs.

The Restructuring Plan included charges of $0.8 million for employee severance costs. These costs were primarily related to executive severance agreements. The severance amounts were charged against the reserve as paid. The Company terminated 24 employees during fiscal 1997 and charged $0.7 million in severance packages against the restructuring reserve. During fiscal 1998, the Company terminated 2 employees and charged $0.1 million severance packages against the restructuring reserve.

In addition, during the fourth quarter of fiscal 1996, the Company also recorded a separate pretax charge of $1.8 million for the impairment of certain operating assets not included in the aforementioned Restructuring Plan. The principal factors leading up to the charge were current and future operating losses on individual operating assets, whereby the carrying value of certain operating assets exceeded the current estimate of future cash flows from the related asset. The Company will continually evaluate the performance of its operating assets for the factors noted above and, if conditions warrant, write-down the value of such assets commensurate with the current and estimated future operating performance.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
                                  STROUDS, INC.
                             STATEMENTS OF OPERATIONS
                                                 FISCAL YEAR ENDED
                                     ----------------------------------------
                                     February 27,   February 28,    March 1,
IN THOUSANDS, EXCEPT PER SHARE DATA      1999           1998          1997
------------------------------------ ----------     ----------    -----------

Net sales                            $  227,571     $  221,828     $  209,778
Costs and expenses:
   Cost of sales, buying and
      occupancy                         163,628        163,198        153,796
   Selling and administrative
      expenses                           60,695         59,290         63,611
   Restructuring and asset
      impairment charges                    ---            ---         14,879
   Amortization of excess of cost
      over net assets acquired              258            258            258
                                     ----------     ----------     ----------
                                        224,581        222,746        232,544
                                     ----------     ----------     ----------

      Operating income (loss)             2,990           (918)       (22,766)

Other income                                254            248            156
Interest expense, net                    (3,030)        (3,598)        (1,846)
                                     ----------     ----------     ----------
      Income (loss) before income
         taxes                              214         (4,268)       (24,456)

Income tax (expense) benefit                  0            470          2,488
                                     ----------     ----------     ----------
      Net income (loss)              $      214    $   (3,798)    $  (21,968)
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
                                     ==========     ==========     ==========
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 STROUDS, INC.
                                BALANCE SHEETS

                                                 FEBRUARY 27,   FEBRUARY 28,
IN THOUSANDS, EXCEPT SHARE DATA                      1999           1998
---------------------------------                  --------       --------
ASSETS
Current assets:
   Cash                                            $    269       $    518
   Accounts receivable                                1,763          1,650
   Inventory                                         60,832         64,002
   Prepaid expenses                                   3,554          3,513
   Income taxes receivable                              ---          1,078
   Deferred income taxes                                439            439
                                                   --------       --------
      Total current assets                           66,857         71,200
Property and equipment - at cost, net of
   accumulated depreciation and amortization         21,354         21,422
Excess of cost over net assets acquired, net of
   accumulated amortization                           7,273          7,531
Other assets                                            959            925
                                                   --------       --------
      Total assets                                 $ 96,443       $101,078
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt            $    624       $    567
   Accounts payable                                  15,565         13,509
   Accrued expenses                                  15,726         13,154
   Current portion of restructuring and asset
      impairment reserves                             4,330          7,247
                                                   --------       --------
      Total current liabilities                      36,245         34,477
Long-term debt                                       26,887         29,464
Restructuring and asset impairment reserves             ---          4,121
Other non-current liabilities                         3,194          3,177
                                                   --------       --------
      Total liabilities                              66,326         71,239
                                                   --------       --------
Stockholders' equity:
   Preferred stock, $0.0001 par value; authorized
      750,000 shares, no shares issued or
      outstanding                                       ---            ---
   Preferred stock, Series B, $0.0001 par value;
      authorized 250,000 shares; no shares issued
      or outstanding                                    ---            ---
   Common stock, $0.0001 par value; authorized
      25,000,000 shares; issued and outstanding
      February 27, 1999, 8,624,131 shares; and
      February 28, 1998, 8,579,022 shares                 1              1
   Additional paid-in capital                        39,146         39,082
   Accumulated deficit                               (9,030)        (9,244)
                                                   --------       --------
      Total stockholders' equity                     30,117         29,839
                                                   --------       --------
      Total liabilities and stockholders' equity   $ 96,443       $101,078
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
                                   =====   ====   =======    =======       =======

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                           STROUDS, INC.
                                    STATEMENTS OF CASH FLOWS

                                                                 FISCAL YEAR ENDED
                                                         -------------------------------
                                                        February 27, February 28, March 1,
IN THOUSANDS                                                1999         1998       1997
------------------------------------                     ---------   ----------  --------
Cash flows from operating activities:
   Net income (loss)                                     $     214  $ (3,798)  $(21,968)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization of property and
            equipment                                        4,749      4,755      4,476
         Loss on abandonment of fixed assets                   ---        165        ---
         Amortization of excess of cost over net assets
            acquired                                           258        258        258
         Deferred income taxes                                 ---        915       (451)
         (Increase) decrease in:
            Accounts receivable                               (113)       307       (122)
            Inventory                                        3,170      5,764     (9,768)
            Prepaid expenses                                   (41)    (1,678)     1,625
            Income taxes receivable                          1,078      1,410     (2,488)
         Increase (decrease) in:
            Accounts payable and accrued expenses            2,803     (2,286)     4,579
            Restructuring and asset impairment reserves     (6,485)    (3,524)    18,050
         Other                                                 (17)       (91)     1,123
                                                         ---------   --------   --------
          Net cash provided by (used in) operating
           activities                                        5,616      2,197     (4,686)
                                                         ---------   --------   --------
Cash flows from investing activities:
   Capital expenditures                                     (5,233)    (2,428)   (13,372)
   Other                                                       ---          2         83
                                                         ---------   --------   --------
          Net cash used in investing activities             (5,233)    (2,426)   (13,289)
                                                         ---------   --------   --------
Cash flows from financing activities:
   Borrowings (repayments) under long-term debt-net         (2,521)    (2,616)    20,247
   Principal payments under capital lease obligations          ---        (46)      (237)
   Increase (decrease) in overdraft                          1,825      2,580     (1,552)
   Other equity transactions                                    64         64         72
                                                         ---------   --------   --------
          Net cash (used in) provided by financing
             activities                                       (632)       (18)    18,530
                                                         ---------   --------   --------
          Net (decrease) increase in cash                     (249)      (247)       555
Cash at beginning of period                                    518        765        210
                                                         ---------   --------   --------
Cash at end of period                                    $     269   $    518   $    765
                                                         =========   ========   ========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                           $   2,984   $  3,385   $  1,839
                                                         =========   ========   ========
      Income taxes                                       $     ---   $     28   $     59
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

Asset Impairment

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets are reviewed at the individual store level. Intangible assets are reviewed at an organizational level. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cashflows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. See note 5.

Revenue Recognition

Revenue from sales is recognized when the customer takes possession of the merchandise, that is the point of sale . Sales returns are minor and are recognized when returns occur.

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

                                STROUDS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


4.   PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                    February 27, February 28,
     IN THOUSANDS                                       1999        1998
     ---------------------------------               ---------   ---------
     Furniture, fixtures and equipment               $  44,351   $  40,488
     Equipment held under capital leases                   ---       2,081
     Leasehold improvements                              8,205       7,940
                                                     ---------   ---------
                                                        52,556      50,509
                                                     ---------   ---------
     Accumulated depreciation and amortization         (31,202)    (29,087)
                                                     ---------   ---------
                                                     $  21,354   $  21,422
                                                     =========   =========


5.   RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company initiated a comprehensive restructuring and cost reduction plan (the "Restructuring Plan"), resulting in pretax restructuring and asset impairment charges of $16,250,000 in fiscal 1996 ($3.2 million related to write-downs of merchandise inventory was included in cost of sales). The write-down of merchandise inventory was based on management's estimate of markdowns necessary to liquidate underperforming merchandise categories. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of certain underperforming stores, elimination of underperforming merchandise categories and implementation of cost reduction measures, including workforce reductions, to more closely align the Company's cost structure with future expected revenues. The Restructuring Plan included the closure of 9 stores which were to be closed by not renewing leases upon expiration and negotiating settlements with landlords for stores with unexpired leases at dates of anticipated closure. The Company has closed 7 stores related to its restructuring efforts as of February 27, 1999. The Company plans to close 2 other stores included in the Restructuring Plan and they are planned for closure by the end of the third quarter of fiscal 1999.

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

                                STROUDS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


5.   RESTRUCTURING AND ASSET IMPAIRMENT CHARGES (Continued)

The following table summarizes the Restructuring Plan charges and payments or asset write-downs:

                      Occupancy, lease   Impairment write-
                      termination and    down of leasehold
                       subsidy costs       improvements,
                      associated with    furniture, fixtures,   Employee
                       the closure or       equipment and     severance and
                       disposition of       merchandise       other related
(in thousands)             stores            inventory        related costs    Total
-------------------   ----------------   ------------------   -------------   -------

1996 Provision,
   March 1, 1997          $ 7,375             $ 7,215             $ 1,660     $16,250

Fiscal 1997 payment
   and asset write-
   downs                    2,176               1,444               1,262       4,882
                          --------            --------            --------    --------
Reserve balance,
   February 28, 1998        5,199               5,771                 398      11,368

Fiscal 1998 payment
   and asset write-
   downs                      703               6,238                  97       7,038
Reclassifications            (667)                667                  --          --
                          --------            --------            --------    --------
Reserve balance,
   February 27, 1999      $ 3,829             $   200             $   301     $ 4,330
                          ========            ========            ========    ========

The Restructuring Plan included charges of $0.8 million for employee severance costs. These costs were primarily related to executive severance agreements. The severance amounts were charged against the reserve as paid. The Company terminated 24 employees during fiscal 1997 and charged $0.7 million in severance packages against the restructuring reserve. During fiscal 1998, the Company terminated 2 employees and charged $0.1 million severance packages against the restructuring reserve.

                                STROUDS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


5.   RESTRUCTURING AND ASSET IMPAIRMENT CHARGES (Continued)

The total revenue and operating losses related to the 9 stores identified in the Restructuring Plan is summarized as follows:

                       February 27,    February 28,     March 1,
(in thousands)            1999            1998           1997
--------------         -----------     -----------     ---------
Revenues                 $ 9,283          $12,995        $15,232
                       ===========     ===========     =========
Operating Loss           $ 3,038          $ 4,658       $ 5,026
                       ===========     ===========     =========

In fiscal 1996, the Company also recorded a separate pretax charge of $1,800,000 for the impairment of certain operating assets not included in the aforementioned Restructuring Plan. The principal factors leading up to the charge were current and projected future operating losses from three underperforming stores. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company recorded an impairment loss on the long-lived assets of these stores. The operations of these stores indicated that the undiscounted future cash flows from these locations would be less than the carrying value of the long-lived assets associated with those locations. The Company had no additional assets impaired in fiscal 1998 or fiscal 1997.


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

On September 11, 1998, the Company entered into an Interest Rate Swap Agreement (the "New Agreement") with a financial institution. The New Agreement was entered into for the purpose of converting a portion of its borrowing to a long-term fixed base rate of interest. The Company converted $10,000,000 to a weighted average fixed base interest rate of 6.03% plus 2.50% until this New Agreement expires on March 1, 2001. The Company has accounted for this hybrid derivative instrument at fair value. The embedded interest rate swap is clearly and closely related to the host long-term debt agreement. The existence of the embedded swap feature does not have a material impact on the fair value of the host long-term debt agreement. In connection with the New Agreement, the Company has issued a standby letter of credit in the amount of $175,000 to secure the interest rate risk associated with this agreement. Concurrently, the Company terminated its existing International Swap Dealers Association Master Agreement (the "Agreement") which covered $20,000,000 at a weighted average fixed base interest rate of 7.00% plus 2.50%. As a result of terminating this Agreement, the Company incurred termination fees of $200,000. These fees were expensed when incurred. As of February 27, 1999, the mark-to-market on the New Agreement was $113,000.

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
                                    ---------
                                    $ 101,895
                                    =========

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)

9.   INCOME TAXES

The components of income tax expense (benefit) are as follows:

                                     February 27,  February 28,   March 1,
     IN THOUSANDS                        1999          1998         1997
     --------------                  -----------     --------     ---------
     Current:
       Federal                         $   ---       $(1,078)      $(2,488)
       State                               ---           ---           ---
                                       -------       -------       -------
         Total current income tax
            expense (benefit)              ---        (1,078)       (2,488)
                                       -------       -------       -------
     Deferred:
       Federal                             ---           303           ---
       State                               ---           305           ---
                                       -------       -------       -------
         Total deferred income tax
            expense                        ---           608           ---
                                       -------       -------       -------
         Net income tax
            expense (benefit)          $   ---       $  (470)      $(2,488)
                                       =======       =======       =======

A summary of the deferred tax assets (liabilities) is as follows:

                                        February 27,    February 28,
     IN THOUSANDS                           1999            1998
     -------------------                -----------       --------
     Deferred tax assets:
       Inventory                          $   772          $   799
       Cash versus accrual basis            4,428            6,822
       Net operating loss and tax
          credit carryovers                 5,052            2,439
                                          -------          -------
                                           10,252           10,060
       Valuation allowance                 (7,950)          (8,406)
                                          -------          -------
         Total deferred tax assets          2,302            1,654

     Deferred tax liabilities:
       Property and equipment              (1,863)          (1,210)
       Capital equipment held on lease        ---               (5)
                                          -------          -------
          Total deferred tax liabilities   (1,863)          (1,215)
                                          -------          -------
             Net deferred tax assets      $   439          $   439
                                          =======          =======
                                    Page 46

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

<?Table>






















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

1.   Financial Statements:

The following financial statements of Strouds, Inc. are included under Item 8:

Statements of Operations -
     for the fiscal years ended February 27, 1999,
     February 28, 1998 and March 1, 1997                 Page 32

Balance Sheets -
     as of February 27, 1999 and February 28, 1998       Page 33

Statements of Stockholders' Equity -
     for the fiscal years ended February 27, 1999,
     February 28, 1998 and March 1, 1997                 Page 34

Statements of Cash Flows -
     for the fiscal years ended February 27, 1999,
     February 28, 1998 and March 1, 1997                 Page 35

Notes to the Financial Statements                        Page 36

Independent Auditors' Report                             Page 54


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

                              STROUDS, INC.
                              (Registrant)

                              /s/Charles R. Chinni          September 7, 1999
                              --------------------
                              Charles R. Chinni
                              Chairman of the Board, President
                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on its behalf of the Registrant in the capacities and on the dates indicated.

Signature                     Title                               Date
---------                     -----                               ----

/s/ Wilfred C. Stroud         Founder, Chairman Emeritus    September 7, 1999
---------------------         and Director
Wilfred C. Stroud

                              Director
-------------------
Dale D. Achabal

/s/ Larry R. Bemis            Director                      September 7, 1999
------------------
Larry R. Bemis

/s/ Richard F. Clayton        Director                      September 7, 1999
----------------------
Richard F. Clayton

/s/ Marshall S. Geller        Director                      September 7, 1999
------------------------
Marshall S. Geller

/s/ Marco F. Weiss            Director                      September 7, 1999
------------------
Marco F. Weiss

/s/ Charles R. Chinni         Chairman of the Board,        September 7, 1999
---------------------         President and Chief Executive Officer
Charles R. Chinni             (Principal Executive Officer)

/s/ Gary A. Van Wagner        Corporate Controller          September 7, 1999
----------------------        (Principal Accounting Officer)
Gary A. Van Wagner


                                EXHIBIT INDEX

Exhibit No.      Description
-----------      -----------
    3.1          Form of Restated Certificate of Incorporation of the Company.
                      Incorporated herein by reference to Amendment No. 1 to
                      the Company's Form S-1, Registration No. 33-82090, as
                      filed with the Commission on September 13, 1994.
    3.2          Restated By-laws of the Company.
                      Incorporated herein by reference to Amendment No. 1 to
                      the Company's Form S-1, Registration No. 33-82090, as
                      filed with the Commission on September 13, 1994.
    4            Rights Agreement, dated as of November 17, 1995, between
                 Strouds, Inc. and American Stock Transfer & Trust Company.
                      Incorporated herein by reference to the Company's Form
                      8-K, as filed with the Commission on December 1, 1995.
** 10.1          Stock Option Plan for Executive and Key Employees of the
                 Company, including the form of the individual option
                 agreement thereunder.
                      Incorporated herein by reference to the Company's Form
                      S-1, Registration No. 33-82090, as filed with the
                      Commission on July 29, 1994.
** 10.2          Form of Amendment to Stock Option Plan for Executive and Key
                 Employees of the Company, including the form of the amendment to the individual option agreement thereunder.
                      Incorporated herein by reference to Amendment No. 1 to
                      the Company's Form S-1, Registration No. 33-82090, as
                      filed with the Commission on September 13, 1994.
** 10.3          Amended and Restated 1994 Equity Participation Plan of the
                 Company, including the forms of the individual option
                 agreements thereunder.
                      Incorporated herein by reference to Amendment No. 1 to
                      the Company's Form S-1, Registration No. 33-82090, as
                      filed with the Commission on September 13, 1994.
** 10.4          Amendment to the Amended and Restated 1994 Equity
                 Participation Plan (First) dated July 6, 1995.
                      Incorporated herein by reference to the Company's
                      Form S-8, Registration No. 333-58539, as filed with
                      the Commission on July 6, 1998.
** 10.5          Amendment to the Amended and Restated 1994 Equity
                 Participation Plan (Second) dated May 14, 1997.
                      Incorporated herein by reference to the Company's
                      Form S-8, Registration No. 333-58539, as filed with
                      the Commission on July 6, 1998.
** 10.6          Third Amendment to the Amended and Restated 1994 Equity
                 Participation Plan dated May 20, 1998.
                      Incorporated herein by reference to the Company's
                      Form S-8, Registration No. 333-58539, as filed with
                      the Commission on July 6, 1998.
** 10.7          Form of the Company's Employee Qualified Stock Purchase Plan.
                      Incorporated herein by reference to Amendment No. 1 to
                      the Company' s Form S-1, Registration No. 33-82090, as
                      filed with the Commission on September 13, 1994.



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



