Form 10-Q
period 1999-08-28
STROUDS INC
filed 1999-10-12
CIK 927760

   As filed with the Securities and Exchange Commission on October 12, 1999
_____________________________________________________________________________

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549



                        -------------------
                             FORM 10-Q
                        -------------------



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended August 28, 1999

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

                           (626) 912-2866
         (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ----    ----


Number of shares of common stock outstanding at October 6, 1999:  7,080,500

                            STROUDS, INC.



                               INDEX



                                                                    Page No.
                                                                    --------
PART I.     FINANCIAL INFORMATION

     ITEM 1.     FINANCIAL STATEMENTS:

                 Condensed Balance Sheets as of August 28, 1999
                    (Unaudited) and February 27, 1999                   3

                 Condensed Statements of Operations for the
                    Thirteen and Twenty-Six Weeks Ended August 28,
                    1999 and August 29, 1998 (Unaudited)                4

                 Condensed Statements of Cash Flows for the
                    Twenty-Six Weeks Ended August 28, 1999
                    and August 29, 1998 (Unaudited)                     5

                 Notes to Condensed Financial Statements                6

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                   10

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK                                           16



PART II.    OTHER INFORMATION

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   17

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                      17

                 SIGNATURES                                            18

PART I.     FINANCIAL INFORMATION
---------------------------------

ITEM 1.     FINANCIAL STATEMENTS


                            STROUDS, INC.
                       CONDENSED BALANCE SHEETS
                                                       AUGUST 28, FEBRUARY 27,
(in thousands, except share data)                          1999        1999
---------------------------------                        --------    --------
ASSETS                                                  (Unaudited)
Current assets:
   Cash                                                  $  1,001    $    269
   Accounts receivable                                      1,433       1,763
   Inventory                                               56,330      60,632
   Other                                                    4,508       3,993
                                                         --------    --------
      Total current assets                                 63,272      66,657
Property and equipment - at cost, net of accumulated
   depreciation and amortization                           19,977      21,354
Excess of cost over net assets acquired, net of
   accumulated amortization                                 7,144       7,273
Other assets                                                  974         959
                                                         --------    --------
      Total assets                                       $ 91,367    $ 96,243
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                  $    597    $    624
   Accounts payable                                         7,927      15,565
   Accrued expenses                                        12,051      16,027
   Restructuring and store closure reserves                 2,388       3,829
                                                         --------    --------
      Total current liabilities                            22,963      36,045
Long-term debt                                             38,129      26,887
Other non-current liabilities                               3,163       3,194
                                                         --------    --------
      Total liabilities                                    64,255      66,126
Stockholders' equity:
   Preferred stock, $0.0001 par value; authorized
      750,000 shares; no shares issued or outstanding          --          --
   Preferred stock, Series B, $0.0001 par value;
      authorized 250,000 shares; no shares issued or
      outstanding                                              --          --
   Common stock, $0.0001 par value; authorized
      25,000,000 shares; issued and outstanding
      August 28, 1999, 7,064,520; and February 27, 1999,
      8,624,131 shares                                          1           1
   Treasury stock at cost; August 28, 1999, 1,800,000
      shares                                               (1,890)         --
   Additional paid-in capital                              39,182      39,146
   Accumulated deficit                                    (10,181)     (9,030)
                                                         --------    --------
       Total stockholders' equity                          27,112      30,117
                                                         --------    --------
       Total liabilities and stockholders' equity        $ 91,367    $ 96,243
                                                         ========    ========

See accompanying notes to condensed financial statements.

                                       STROUDS, INC.
                            CONDENSED STATEMENTS OF OPERATIONS
                             (in thousands, except share data)
                                        (Unaudited)

                                              13 WEEKS ENDED          26 WEEKS ENDED
                                          ----------------------   ----------------------
                                          August 28,   August 29,  August 28,   August 29,
                                            1999         1998        1999         1998
                                          ---------    ---------   ---------    ---------
Net sales                                 $ 53,399     $ 54,190    $107,004     $109,205
Costs and expenses:
   Cost of sales, buying and occupancy      37,734       39,190      76,612       79,527
   Selling and administrative expenses      14,854       14,578      30,044       29,085
   Amortization of excess of cost over
      net assets acquired                       64           64         129          129
                                          ---------    ---------   ---------    ---------
                                            52,652       53,832     106,785      108,741
                                          ---------    ---------   ---------    ---------

      Operating income                         747          358         219          464


Other income                                   151           65         181          125
Interest expense, net                         (867)        (789)     (1,551)      (1,551)
                                          ---------    ---------   ---------    ---------

      Net income (loss)                   $     31     $   (366)   $ (1,151)    $   (962)
                                          =========    =========   =========    =========



Basic and Diluted:

      Net income (loss) per share         $   0.00     $  (0.04)   $  (0.16)    $  (0.11)
                                          =========    =========   =========    =========
      Weighted average shares outstanding    7,055        8,593       7,395        8,586
                                          =========    =========   =========    =========


See accompanying notes to condensed financial statements.


                            STROUDS, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands)
                              (Unaudited)

                                                           26 WEEKS ENDED
                                                       ---------------------
                                                       AUGUST 28,  AUGUST 29,
                                                         1999        1998
                                                       ---------   ---------
Cash flows from operating activities:
   Net loss                                            $ (1,151)   $   (962)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization of property
            and equipment                                 2,600       2,340
         Amortization of excess of cost over net
            assets acquired                                 129         129
         (Increase) decrease in assets:
            Accounts receivable                             330        (326)
            Merchandise inventory                         4,002       3,276
         (Decrease) increase in accounts payable and
            accrued expenses                             (7,244)        959
         Decrease in restructuring reserve                 (970)     (4,566)
         Other                                             (559)        306
                                                       ---------   ---------
            Net cash provided by (used in) operating
               activities                                (2,863)      1,156
                                                       ---------   ---------

Cash flows from investing activities:
   Capital expenditures                                  (1,684)     (2,684)
                                                       ---------   ---------
            Net cash used in investing activities        (1,684)     (2,684)
                                                       ---------   ---------

Cash flows from financing activities:
   Net borrowings under long-term debt                   11,215         981
   (Increase) decrease in overdraft                      (4,082)        808
   Repurchase of stock                                   (1,890)        ---
   Other equity transactions                                 36          32
                                                       ---------   ---------
            Net cash provided by financing activities     5,279       1,821
                                                       ---------   ---------

            Net increase in cash                            732         293
Cash at beginning of period                                 269         518
                                                       ---------   ---------
Cash at end of period                                  $  1,001    $    811
                                                       =========   =========



Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                         $  1,398    $  1,596
                                                       =========   =========


See accompanying notes to condensed financial statements.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(1)     INTERIM FINANCIAL STATEMENTS

The accompanying Condensed Balance Sheet as of August 28, 1999 and the related Condensed Statements of Operations for the 13 and 26 weeks ended August 28, 1999 and August 29, 1998 and Condensed Statements of Cash Flows for the 26 weeks ended August 28, 1999 and August 29, 1998 are unaudited. The unaudited operating results reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Information pertaining to the year ended February 27, 1999 is derived from the audited financial statements included in the Company's 1998 Annual Report on Form 10-K/A. This information should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1998 Annual Report filed with the Securities and Exchange Commission on Form 10-K/A. The results of operations for the 13 and 26 weeks ended August 28, 1999 may not be indicative of the results to be expected for the entire fiscal year.


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

Reclassifications

Certain reclassifications have been made to the February 27, 1999 and August 29, 1998 amounts to conform to the August 28, 1999 presentation.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(3)     PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:
                                                      AUGUST 28,  FEBRUARY 27,
(in thousands)                                           1999         1999
--------------                                         ---------    ---------
Furniture, fixtures and equipment                      $ 44,369     $ 44,351
Leasehold improvements                                    8,356        8,205
                                                       ---------    ---------
                                                         52,725       52,556
Accumulated depreciation and amortization               (32,748)     (31,202)
                                                       ---------    ---------
                                                       $ 19,977     $ 21,354
                                                       =========    =========


(4)     RESTRUCTURING

The Company initiated a comprehensive restructuring and cost reduction plan (the "Restructuring Plan"), resulting in pretax restructuring and asset impairment charges of $16,250,000 in fiscal 1996 ($3.2 million related to write-downs of merchandise inventory was included in cost of sales). The write-down of merchandise inventory was based on management's estimate of markdowns necessary to liquidate underperforming merchandise categories. In determining the restructuring charge for impairment, the Company evaluated the fair market value of the impaired assets based on historical experience of the liquidation value of such assets. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of certain underperforming stores, elimination of underperforming merchandise categories and implementation of cost reduction measures, including workforce reductions, to more closely align the Company's cost structure with future expected revenues. The Restructuring Plan included the closure of 9 stores which were to be closed by not renewing leases upon expiration and negotiating settlements with landlords for stores with unexpired leases at dates of anticipated closure. As of February 27, 1999, the Company had closed 7 stores related to its restructuring efforts.

In June 1999, the Company closed 1 store in the Washington, D.C. market. The Company plans to close 1 more store related to its Restructuring Plan. As of August 28, 1999, no changes have been made to the estimated Restructuring Plan costs and no additional charges were recorded to operations. During the first half of fiscal 1999, cash used related to the Restructuring Plan totaled $432,000, relating primarily to workforce reductions and consulting and advisory fees associated with the Company's restructuring and cost reduction efforts. The Company anticipates the closure of the final store, and therefore, its Restructuring Plan by the end of its third quarter.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(4)     RESTRUCTURING (Continued)

The following table summarizes the original restructuring charge:

(in thousands)
---------------------------------------
Occupancy, lease termination and other
   costs related to store closures              $   7,375
Asset write-down                                    4,015
Merchandise inventory reserves                      3,200
Employee severance and related costs                1,660
                                                ---------
                                                $  16,250
                                                =========

The asset write-downs have been recorded as a permanent reduction in the cost basis of the related assets. The merchandise inventory write-down has been recorded as a reserve against inventories and the employee severance has been recorded in accrued expenses in the accompanying balance sheet. The components of the changes in the occupancy and lease costs is as follows:

(in thousands)
-----------------------------------------
1996 Provision, March 1, 1997                   $   7,375
Fiscal 1997 payment and asset write-downs           2,176
                                                ---------
Reserve balance, February 28, 1998                  5,199

Fiscal 1998 payment and asset write-downs             703
Adjustment **                                        (667)
                                                ---------
Reserve balance, February 27, 1999                  3,829

Fiscal 1999 payment and asset write-downs
   through August 28, 1999                            268
Adjustment **                                      (1,173)
                                                ---------
Reserve balance, August 28, 1999                $   2,388
                                                =========

** The adjustments made to the reserve result from a periodic reassessment of the Company's position with respect to its outstanding retail store leases. The reductions in the reserve have been reflected in the statement of operations during the period in which the adjustments were recorded.

Also, during fiscal 1998 and during the second quarter of fiscal 1999, the Company recorded increases to its merchandise inventory reserves related to the retail stores included in the Restructuring Plan of $780,000 and $1,353,000, respectively. These charges were recorded in cost of sales during the respective periods.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(4)     RESTRUCTURING (Continued)

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
                       ===========     ===========     =========


(5)     LONG-TERM DEBT

At August 28, 1999, the Company had outstanding borrowings of $37,352,000 under its $50,000,000 revolving credit agreement (the "Credit Facility"). The Company's Credit Facility contains various restrictions on the payment of cash dividends, incurrence of additional indebtedness, acquisitions, investments, loans, merger or consolidation and disposition of assets. The covenants also require the Company to meet a minimum net worth requirement at anytime the borrowing availability is less than $5,000,000. The Company was in compliance with the covenants at August 28, 1999.

Included in the Credit Facility is a $7,000,000 letter of credit sub-facility. As of August 28, 1999, the Company had outstanding letters of credit amounting to $1,758,000 for purchase commitments to foreign suppliers under this sub-facility.

On September 11, 1998, the Company entered into an Interest Rate Swap Agreement (the "Agreement") with a financial institution. The Agreement was entered into for the purpose of converting a portion of its borrowing to a long-term fixed base rate of interest. The Company converted $10,000,000 to a weighted average fixed base interest rate of 6.0% plus 2.5% until this Agreement expires on March 1, 2001. The Company has accounted for this hybrid derivative instrument at fair value. As of August 28, 1999, the fair value of the agreement was $38,000 and is recorded as a component of other assets on the accompanying balance sheet.


(6)     SEGMENT INFORMATION

In accordance with the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company's reportable business segments and respective accounting policies, policies of the segments are the same as those described in note 2. Management evaluates segment performance based primarily on net sales and earnings (losses) from operations. Interest income and expense is evaluated on an aggregate basis and not allocated to the Company's business segments.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(6)     SEGMENT INFORMATION (Continued)

Segment information is summarized as follows:

                             13 WEEKS ENDED              26 WEEKS ENDED
                         -----------------------     -----------------------
                          August 28,   August 29,     August 28,   August 29,
IN THOUSANDS                1999         1998            1999         1998
-----------------------  -----------   ----------    -----------   -----------
Net sales:
   Superstores           $   44,437    $   45,500    $   89,126    $   91,590
   Outlet stores              8,962         8,690        17,878        17,615
                          ----------    ----------    ----------    ----------
                         $   53,399    $   54,190    $  107,004    $  109,205
                          ==========    ==========    ==========    ==========
Operating income:
   Superstores           $      690    $      342    $      101    $      263
   Outlet stores                 57            16           118           201
                          ----------    ----------    ----------    ----------
                         $      747    $      358    $      219    $      464
                          ==========    ==========    ==========    ==========


                                    August 28,  February 27,
IN THOUSANDS                           1999        1998
-------------------------------    -----------  -----------
Total assets:
   Superstores                     $   62,201   $   65,515
   Outlet stores                        7,611        7,330
   Other (1)                           21,555       23,398
                                    ----------   ----------
                                   $   91,367   $   96,243
                                    ==========   ==========
-----------------------------------------------------------------------------
(1) Other includes corporate and distribution center property, equipment and assets which are not attributed to a business segment.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The following sets forth certain factors that have affected the Company's results of operations in recent periods, and management believes will continue to affect the Company in the future. The Company defines its fiscal year as the period in which most of the business activity occurs (e.g., the year ended February 27, 1999 is referred to as fiscal 1998).

Restructuring

The Company initiated a comprehensive restructuring and cost reduction plan (the "Restructuring Plan"), resulting in pretax restructuring and asset impairment charges of $16,250,000 in fiscal 1996 ($3.2 million related to write-downs of merchandise inventory was included in cost of sales). The write-down of merchandise inventory was based on management's estimate of markdowns necessary to liquidate underperforming merchandise categories. In determining the restructuring charge for impairment, the Company evaluated the fair market value of the impaired assets based on historical experience of the liquidation value of such assets. The Restructuring Plan is designed to improve the operating performance of the Company through the closure or disposition of certain underperforming stores, elimination of underperforming merchandise categories and implementation of cost reduction measures, including workforce reductions, to more closely align the Company's cost structure with future expected revenues. The Restructuring Plan included the closure of 9 stores which were to be closed by not renewing leases upon expiration and negotiating settlements with landlords for stores with unexpired leases at dates of anticipated closure. As of February 27, 1999, the Company had closed 7 stores related to its restructuring efforts.

In June 1999, the Company closed 1 store in the Washington, D.C. market. The Company plans to close 1 more store related to its Restructuring Plan. As of August 28, 1999, no changes have been made to the estimated Restructuring Plan costs and no additional charges were recorded to operations. The Company anticipates the closure of the final store, and therefore, its Restructuring Plan by the end of its third quarter.


RESULTS OF OPERATIONS

13 Weeks Ended August 28, 1999 Compared to the 13 Weeks Ended August 29, 1998
-----------------------------------------------------------------------------

Net sales for the thirteen weeks ended August 28, 1999 decreased $0.8 million, or 1.5%, to $53.4 million versus $54.2 million in the same period last year. Comparable store sales decreased $0.5 million, or 1.1%, for the period. Sales from new stores and expanded or replacement stores increased by $1.1 million. Sales were reduced by $1.4 million due to 4 store closures.

Net sales for superstores for the 13 weeks ended August 28, 1999 decreased $1.1 million, or 2.3%, to $44.4 million versus $45.5 million in the same period last year. Comparable superstore sales decreased $0.8 million, or 1.9%, for the period. Outlet store net sales for the 13 weeks ended August 28, 1999 increased $0.3 million, or 3.2%, to $9.0 million versus $8.7 million in the same period last year. Comparable outlet store sales increased $0.3 million, or 3.2%, for the period.

Management believes that the decrease in superstore sales is attributable to the fact that there were no intense promotional sales for inventory liquidation this year as there were last year for the closure of two superstores and to eliminate underperforming merchandise categories as stated in the Company's Restructuring Plan. Approximately 18% of the comparable stores were affected by new competitive openings for the second quarter of 1999 compared to approximately 13% for the same period last year.

Cost of sales, buying and occupancy for the 13 weeks ended August 28, 1999 were $37.7 million versus $39.2 million for the same period a year ago, a $1.5 million decrease. This dollar decrease was attributable, primarily, to the decline in sales volume versus last year. As a percent of net sales, cost of sales, buying and occupancy decreased to 70.7% from 72.3% for the same period a year ago. The improved gross margin points were primarily due to a lower level of markdown volume versus the prior year when large markdowns were taken to liquidate inventory of two stores for closure and to eliminate underperforming merchandise categories as stated in the Company's Restructuring Plan.

Selling and administrative expenses for the 13 weeks ended August 28, 1999 increased $0.3 million to $14.9 million versus $14.6 million for the same period in fiscal 1998 and increased as a percentage of net sales from 26.9% to 27.8%. The increase was primarily due to increased labor staffing and higher credit card fees due to increased consumer credit card usage.

As a result of the factors noted above, the Company had operating income for the 13 weeks ended August 28, 1999 of $0.7 million versus $0.4 million for the same period a year ago, a $0.3 million increase.

The operating income for superstores for the 13 weeks ended August 28, 1999 was $0.7 million versus $0.3 million for the same period a year ago. The operating income for the outlet stores for the 13 weeks ended August 28, 1999 was $0.1 million versus $0.0 million for the same period a year ago. The increases in operating profit for the segments were a result of the various factors discussed above.

Interest expense, net, increased $0.1 million to $0.9 million for the 13 weeks ended August 28, 1999 versus $0.8 million for the same period in fiscal 1998. The increase was primarily the result of slightly higher average borrowings this year.

The Company recorded no income tax expense associated with its income for the 13 week period ended August 28, 1999 or income tax benefit associated with its loss for the 13 week period ended August 29, 1998 due to the uncertainty of the Company's future taxable earnings. The estimated effective tax rate is subject to continuing evaluation and modification by management.


26 Weeks Ended August 28, 1999 Compared to the 26 Weeks Ended August 29, 1998
-----------------------------------------------------------------------------

Net sales for the 26 weeks ended August 28, 1999 decreased $2.2 million, or 2.0%, to $107.0 million versus $109.2 million in the same period last year. Comparable store sales decreased $0.8 million, or 0.7%, for the period. Sales from new stores and expanded or replacement stores increased by $2.4 million. Sales were reduced by $3.8 million due to 4 store closures.

Net sales for superstores for the 26 weeks ended August 28, 1999 decreased $2.5 million, or 2.7%, to $89.1 million versus $91.6 million in the same period last year. Comparable superstore sales decreased $0.8 million, or 0.9%, for the period. Outlet store net sales for the 26 weeks ended August 28, 1999 increased $0.3 million, or 1.5%, to $17.9 million versus $17.6 million in the same period last year. Comparable outlet store sales remained the same for the 26 weeks ended August 28, 1999 as for the period ended August 29, 1998.

Management believes that the decrease in superstore sales is attributable to the fact that there were no intense promotional sales for inventory liquidation this year as there were last year for the closure of two superstores and to eliminate underperforming merchandise categories as stated in the Company's Restructuring Plan. The increase in outlet store sales was due to one more store at the end of August 28, 1999 over the same period last year.

Cost of sales, buying and occupancy for the 26 weeks ended August 28, 1999 were $76.6 million versus $79.5 million for the same period a year ago, a $2.9 million decrease. This dollar decrease was attributable, primarily, to the decline in sales volume versus last year. As a percent of net sales, cost of sales, buying and occupancy decreased to 71.6% from 72.8% for the same period a year ago. The improved gross margin points were primarily due to a lower level of markdown volume versus the prior year when large markdowns were taken to liquidate inventory of two stores for closure and to eliminate underperforming merchandise categories as stated in the Company's Restructuring Plan.

Selling and administrative expenses for the 26 weeks ended August 28, 1999 increased $0.9 million to $30.0 million versus $29.1 million for the same period in fiscal 1998 and increased as a percentage of net sales from 26.6% to 28.1%. The increase was primarily due to increased labor staffing and higher credit card fees due to increased consumer credit card usage.

The Company had operating income for the 26 weeks ended August 28, 1999 of $0.2 million versus $0.5 million for the same period a year ago, a $0.3 million decrease, as a result of the factors noted above.

The operating income for superstores for the 26 weeks ended August 28, 1999 was $0.1 million versus $0.3 million for the same period a year ago. The operating income for the outlet stores for the 26 weeks ended August 28, 1999 was $0.1 million versus $0.2 million for the same period a year ago. The decreases in operating profit for the segments were a result of the various factors discussed above.

Interest expense, net, remained the same at $1.6 million for the 26 weeks ended August 28, 1999 and August 29, 1998.

The Company recorded no income tax benefit associated with its losses for the 26 week periods ended August 28, 1999 and August 29, 1998 due to the uncertainty of the Company's future taxable earnings. The estimated effective tax rate is subject to continuing evaluation and modification by management.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs are primarily to support its inventory requirements, store expansion and refurbishment and systems development. The Company has historically financed its operations essentially with internally generated funds and its credit facilities. At August 28, 1999, the Company's working capital was $40.3 million, while advances from its Credit Facility were $37.4 million. The Company had $7.4 million available for borrowings under its Credit Facility as determined by the Company's eligible "borrowing base" at August 28, 1999.

Cash used in operating activities for the 26 weeks ended August 28, 1999 was $2.9 million. During the 26 week period ended August 28, 1999, accounts payable and accrued expenses decreased $7.2 million. In the first half of fiscal 1999, the Company conducted going out of business sales at 2 locations, 1 store closed in May 1999 and 1 store closed in June 1999. Cash used in restructuring payments was $0.4 million.

Net cash used in investing activities for the 26 weeks ended August 28, 1999 was $1.7 million. These funds were primarily used for capital expenditures for improvements to the Company's management information systems development, 1 new superstore in southern California and existing store refurbishments.

Cash provided by financing activities for the 26 weeks ended August 28, 1999 was $5.3 million. The Company had net borrowings of $11.2 million primarily to meet working capital needs and to repurchase 1,800,000 shares of its outstanding Common Stock in a private transaction for total consideration of $1.9 million.

The Company's capital expenditures for the remainder of fiscal 1999 are currently expected to be approximately $3.3 million and will be related primarily to new store development, existing store expansions and refurbishments and improvements to its management information systems.

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

In fiscal 1998, the Company spent approximately $1.4 million for the purpose of installing new merchandise, distribution and financial software. This major effort included complete replacement of the previously used mainframe computer systems and modified third-party software with Y2K-certified hardware and software in fiscal 1998 as well as upgrading all in-store point-of-sale computer systems to be Y2K-compliant. These efforts have been substantially completed with installation and testing of the mainframe systems for merchandising, accounting, distribution and inventory control prior to the end of fiscal 1998. The in-store system upgrades have been completed and were installed in every retail store in the first quarter of fiscal 1999. The Company anticipates spending approximately $0.2 million in fiscal 1999 for additional upgrades to these systems. A compliant third-party provider for payroll software will be implemented in October 1999. Voice communications have been upgraded to compatible systems in the first quarter of fiscal 1999. Data communications, credit card and check processing and non-critical software packages were tested to assure Y2K compatibility in the second quarter of fiscal 1999. The Company has successfully completed an integrated test of all critical internal systems in September 1999. Based upon this simulation, all business areas confirmed readiness to transact business through the Year 2000 transition. However, if the modifications to the

Company's computer systems should fail in the last hours, the Year 2000 problem may have a material impact on the operations of the Company. Such material impacts could require the Company to manually record sales, issue purchases orders to suppliers, pay invoices from vendors and maintain its books and records for a period of time.

By September 1999, the majority of the Company's key vendors' electronic data interchange systems have been converted to be Y2K compliant. Testing of the final few vendors for compliance will be completed by December 1999. The Company expects to deal with any remaining "at-risk" systems or supplier issues and develop appropriate contingency plans in the third quarter of fiscal 1999. These contingency plans may include such actions as making alternate supplier arrangements, rescheduling deliveries, or utilizing alternate methods of operation during this critical period.

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


CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are forward looking statements. Actual results may differ materially from those projected or implied in the forward looking statements. Further, certain forward looking statements are based upon assumptions of future events which may not prove to be accurate. These forward looking statements involve risks and uncertainties which are more fully described in
Item 1, Part I of the Company's Annual Report on Form 10-K/A for the Fiscal Year Ended February 27, 1999.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's $50 million Credit Facility has interest payable at a rate equivalent to the Chase Manhattan Bank Rate plus 0.25% per annum or LIBOR plus 2.50% per annum (8.3% and 7.6% at August 28, 1999, respectively). Changes in interest rates which dramatically increase the interest rate on the credit facility would make it more costly to borrow proceeds under that facility and may impede the Company's growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.

The Company does not hold derivative investments and does not earn foreign-source income. All of the Company's net sales are realized in dollars and almost all of the revenues are from customers in the United States. Therefore, the Company does not believe that it has any significant direct foreign currency exchange risk.

PART II.    OTHER INFORMATION
-----------------------------

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on June 30, 1999, the following individuals were elected to the Board of Directors:

                              Votes For          Votes Against
                              ---------          -------------
Charles R. Chinni             5,303,450             585,722
Wilfred C. Stroud             5,303,493             585,679
Larry R. Bemis                5,303,493             585,679
Dale D. Achabal               5,303,224             585,948
Marco F. Weiss                5,296,812             592,360
Richard F. Clayton            5,303,493             585,679
Marshall S. Geller            5,303,493             585,679



The following proposal was approved at the Company's Annual Meeting:

                                   Votes For  Votes Against  Votes Abstain
                                   ---------  -------------  -------------
Ratify the appointment of KPMG LLP
as the Company's independent
public accountants for the fiscal
year ending on February 26, 2000.  5,303,388      5,905        544,679



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits:

The following exhibits are filed as part of, or incorporated by reference into, this report.

Exhibit No.      Description
-----------      -----------
   10            Fourth Amendment to the Amended and Restated 1994 Equity
                 Participation Plan dated June 30, 1999.
   27            Financial Data Schedule


b)  Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the quarter ended August 28, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:  October 6, 1999





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