Form 10-Q
period 1999-11-27
STROUDS INC
filed 2000-01-11
CIK 927760

   As filed with the Securities and Exchange Commission on January 11, 2000
_____________________________________________________________________________

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549


                        -------------------
                             FORM 10-Q
                        -------------------


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended November 27, 1999

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


                           (626) 912-2866
         (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ----    ----

Number of shares of common stock outstanding at December 31, 1999:  7,080,500

                            STROUDS, INC.



                               INDEX



                                                                    Page No.
                                                                    --------
PART I.     FINANCIAL INFORMATION

     ITEM 1.     FINANCIAL STATEMENTS:

                 Condensed Balance Sheets as of November 27, 1999
                    (Unaudited) and February 27, 1999                   3

                 Condensed Statements of Operations for the
                    Thirteen and Thirty-Nine Weeks Ended November 27,
                    1999 and November 28, 1998 (Unaudited)              4

                 Condensed Statements of Cash Flows for the
                    Thirty-Nine Weeks Ended November 27, 1999
                    and November 28, 1998 (Unaudited)                   5

                 Notes to Condensed Financial Statements                6

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                    12

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK                                            18


PART II.    OTHER INFORMATION

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                       19

                 SIGNATURES                                             20

PART I.     FINANCIAL INFORMATION
---------------------------------

ITEM 1.     FINANCIAL STATEMENTS

                            STROUDS, INC.
                       CONDENSED BALANCE SHEETS
                                                     NOVEMBER 27, FEBRUARY 27,
(in thousands, except share data)                        1999        1999
---------------------------------                      --------    --------
ASSETS                                                (Unaudited)
Current assets:
   Cash                                                $    316    $    269
   Accounts receivable                                    3,400       1,763
   Inventory                                             66,699      60,632
   Other                                                  3,865       3,993
                                                       --------    --------
      Total current assets                               74,280      66,657
Property and equipment - at cost, net of accumulated
   depreciation and amortization                         19,232      21,354
Excess of cost over net assets acquired, net of
   accumulated amortization                               7,079       7,273
Other assets                                              1,033         959
                                                       --------    --------
      Total assets                                     $101,624    $ 96,243
                                                       ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                $    612    $    624
   Accounts payable                                      17,468      15,565
   Accrued expenses                                      16,551      16,027
   Restructuring reserve                                   --         3,829
                                                       --------    --------
      Total current liabilities                          34,631      36,045
Long-term debt                                           36,495      26,887
Other non-current liabilities                             3,108       3,194
                                                       --------    --------
      Total liabilities                                  74,234      66,126
Stockholders' equity:
   Preferred stock, $0.0001 par value; authorized
      750,000 shares; no shares issued or outstanding      --           --
   Preferred stock, Series B, $0.0001 par value;
      authorized 250,000 shares; no shares issued or
      outstanding                                          --           --
   Common stock, $0.0001 par value; authorized
      25,000,000 shares; issued and outstanding
      November 27, 1999, 7,080,500 shares; and
      February 27, 1999, 8,624,131 shares                     1           1
   Treasury stock at cost; November 27, 1999,
      1,800,000 shares                                   (1,890)        --
   Additional paid-in capital                            39,212      39,146
   Accumulated deficit                                   (9,933)     (9,030)
                                                       --------    --------
       Net stockholders' equity                          27,390      30,117
                                                       --------    --------
       Total liabilities and stockholders' equity      $101,624    $ 96,243
                                                       ========    ========
See accompanying notes to condensed financial statements.

                                       STROUDS, INC.
                            CONDENSED STATEMENTS OF OPERATIONS
                           (in thousands, except per share data)
                                        (Unaudited)

                                              13 WEEKS ENDED          39 WEEKS ENDED
                                         -----------------------   -----------------------
                                         November 27, November 28, November 27, November 28,
                                            1999         1998        1999         1998
                                          ---------    ---------   ---------    ---------
Net sales                                 $ 57,192     $ 59,162    $164,196     $168,367
Costs and expenses:
   Cost of sales, buying and occupancy      40,143       41,751     116,755      121,278
   Selling and administrative expenses      15,928       16,150      45,972       45,235
   Amortization of excess of cost over
      net assets acquired                       65           65         194          194
                                          ---------    ---------   ---------    ---------
                                            56,136       57,966     162,921      166,707
                                          ---------    ---------   ---------    ---------

      Operating income                       1,056        1,196       1,275        1,660


Other income                                    61           63         242          188
Interest expense, net                         (869)        (753)     (2,420)      (2,304)
                                          ---------    ---------   ---------    ---------

      Net income (loss)                   $    248     $    506    $   (903)    $   (456)
                                          =========    =========   =========    =========


Earnings Per Share:
Basic:
      Net income (loss) per share         $   0.04     $   0.06    $  (0.12)    $  (0.05)
                                          =========    =========   =========    =========
      Weighted average shares outstanding    7,080        8,600       7,290        8,591
                                          =========    =========   =========    =========

Diluted:
      Net income (loss) per share         $   0.03     $   0.06    $  (0.12)    $  (0.05)
                                          =========    =========   =========    =========
      Weighted average shares outstanding    7,316        8,813       7,290        8,591
                                           =========    =========  =========    =========

See accompanying notes to condensed financial statements.



                            STROUDS, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands)
                              (Unaudited)
                                                          39 WEEKS ENDED
                                                      ---------------------
                                                     November 27, November 28,
                                                         1999        1998
                                                       ---------   ---------
Cash flows from operating activities:
   Net loss                                            $   (903)   $   (456)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization of property
            and equipment                                 3,939       3,493
         Amortization of excess of cost over net
            assets acquired                                 194         194
         Increase in assets:
            Accounts receivable                          (1,637)       (919)
            Merchandise inventory                        (6,067)     (2,377)
         Increase in accounts payable and
            accrued expenses                              1,823       3,389
         Decrease in restructuring reserve               (3,367)     (6,409)
         Other                                              (32)        994
                                                       ---------   ---------
            Net cash used in operating activities        (6,050)     (2,091)
                                                       ---------   ---------

Cash flows from investing activities:
   Capital expenditures                                  (2,279)     (3,841)
                                                       ---------   ---------
            Net cash used in investing activities        (2,279)     (3,841)
                                                       ---------   ---------

Cash flows from financing activities:
   Net borrowings under long-term debt                    9,596       2,000
   Increase in overdraft                                    604       4,252
   Repurchase of common stock                            (1,890)        ---
   Other equity transactions                                 66          32
                                                       ---------   ---------
            Net cash provided by financing activities     8,376       6,284
                                                       ---------   ---------

            Net increase in cash                             47         352
Cash at beginning of period                                 269         518
                                                       ---------   ---------
Cash at end of period                                  $    316    $    870
                                                       =========   =========


Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                         $  2,235    $  2,301

See accompanying notes to condensed financial statements.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(1)     INTERIM FINANCIAL STATEMENTS

The accompanying Condensed Balance Sheet as of November 27, 1999 and the related Condensed Statements of Operations for the 13 and 39 weeks ended November 27, 1999 and November 28, 1998 and Condensed Statements of Cash Flows for the 39 weeks ended November 27, 1999 and November 28, 1998 are unaudited. The unaudited operating results reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Information pertaining to the year ended February 27, 1999 is derived from the audited financial statements included in the Company's 1998 Annual Report on Form 10-K/A. This information should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1998 Annual Report filed with the Securities and Exchange Commission on Form 10-K/A. The results of operations for the 13 and 39 weeks ended November 27, 1999 may not be indicative of the results to be expected for the entire fiscal year.


(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Advertising Costs

Advertising production costs are expensed the first time an advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears.

Income Taxes

Provision for income taxes are based upon the estimated effective tax rate for the entire fiscal year. The effective rate is subject to ongoing review and evaluation by management.

Segment Information

Effective March 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and interim financial statements and selected information in the notes thereto. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources in assessing performance. The Company operates in two business segments, superstores and outlet stores. See note 6.

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

Store Closure Reserves

Management of the Company periodically determines the need to close certain underperforming stores. At the time such a decision is made, a store closure reserve is provided for representing lease termination costs, severance, tear down costs and other items. As of November 27, 1999, the reserve balance was approximately $2,000,000. The Company anticipates all of these costs to be incurred within the next twelve to twenty four months. The reserve includes estimated future lease termination costs, tear down and asset transfer costs and employee separation and termination costs. The Company is continuing to evaluate its store closure reserve and make periodic adjustments as necessary.

Reclassifications

Certain reclassifications have been made to the February 27, 1999 and November 28, 1998 amounts to conform to the November 27, 1999 presentation.


(3)     PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:
                                                     NOVEMBER 27, FEBRUARY 27,
(in thousands)                                           1999         1999
--------------                                         ---------    ---------
Furniture, fixtures and equipment                      $ 44,783     $ 44,351
Leasehold improvements                                    8,536        8,205
                                                       ---------    ---------
                                                         53,319       52,556
Accumulated depreciation and amortization               (34,087)     (31,202)
                                                       ---------    ---------
                                                       $ 19,232     $ 21,354
                                                       =========    =========

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


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

In June 1999, the Company closed 1 store in the Washington, D.C. market. The estimated lease termination expenses are included in the store closure reserve (see Note 2). In November 1999, the Company executed a Lease Surrender and Termination Agreement (the "Agreement") to close a store in the Chicago market. In accordance with the Agreement, the store will closed in February 2000. All costs associated with the Agreement and estimated additional costs associated with closing the are included in the store closure reserve at November 27, 1999. For the quarter ended November 27, 1999, no changes have been made to the estimated Restructuring Plan costs and no additional charges were recorded to operations. As of November 27, 1999, the Company substantially completed the Restructuring Plan and the only remaining actions are the dispositions of the aforementioned stores. As a result, the remaining liability has been reclassified to a store closure reserve. The store closure reserve is reviewed periodically by management and adjusted as necessary based upon management's store operations plans.

During the first three quarters of fiscal 1999, cash used related to the Restructuring Plan totaled $668,000, related primarily to lease termination costs, workforce reductions and consulting and advisory fees associated with the Company's restructuring and cost reduction efforts.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(4)     RESTRUCTURING (Continued)

The following table summarizes the original Restructuring Plan charge:
(in thousands)
---------------------------------------
Occupancy, lease termination and other
   costs related to store closures              $   7,375
Asset write-down                                    4,015
Merchandise inventory reserves                      3,200
Employee severance and related costs                1,660
                                                ---------
                                                $  16,250
                                                =========

The asset write-downs have been recorded as a permanent reduction in the cost basis of the related assets. The merchandise inventory write-down has been recorded as a reserve against inventories and the lease termination and employee severance costs have been recorded the restructuring reserve. The following table summarizes the Restructuring Plan activity:

                      Occupancy, lease   Asset write-down;
                      termination and       merchandise
                       subsidy costs         inventory,
                      associated with    leasehold improve-      Employee
                       the closure or     ments, furniture     severance and
                       disposition of       and fixtures       other related
(in thousands)             stores           and equipment          costs       Total
-------------------   ----------------   ------------------   -------------   -------
1996 Provision,
   March 1, 1997          $ 7,375             $ 7,215             $ 1,660     $16,250
Fiscal 1997 payments        2,176               1,444               1,262       4,882
                          --------            --------            --------    --------
Reserve balance,
   February 28, 1998        5,199               5,771                 398      11,368
Fiscal 1998 payments          703               6,238                  97       7,038
Adjustment **                (667)                667                  --          --
                          --------            --------            --------    --------
Reserve balance,
   February 27, 1999        3,829                 200                 301       4,330
Fiscal 1999 payments
   through
   November 27, 1999          642               1,053                 107       1,802
Adjustment **              (1,173)              1,353                (180)         --
                          --------            --------            --------    --------
Reserve balance,
   May 29, 1999           $ 2,014             $   500             $    14     $ 2,528
                          ========            ========            ========    ========
<?Table>
                                    Page 9

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(4)     RESTRUCTURING (Continued)

** The adjustments made to the reserve result from a periodic reassessment of the Company's position with respect to its outstanding retail store leases.
The reductions in the reserve have been reflected in the statement of operations during the period in which the adjustments were recorded.

The remaining balance of the restructuring reserve was transferred to the store closure reserves in conjunction with the Company's substantial completion of the Restructuring Plan at November 27, 1999.

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
                       ===========     ===========     =========


(5)     LONG-TERM DEBT

At November 27, 1999, the Company had outstanding borrowings of $35,891,000 under its $50,000,000 revolving credit agreement (the "Credit Facility"). The
Company's Credit Facility contains various restrictions on the payment of cash dividends, incurrence of additional indebtedness, acquisitions, investments, loans, merger or consolidation and disposition of assets. The covenants also require the Company to meet a minimum net worth requirement at anytime the borrowing availability is less than $5,000,000. The Company was in compliance with the covenants at November 27, 1999.

Included in the Credit Facility is a $7,000,000 letter of credit sub-facility.
As of November 27, 1999, the Company had outstanding letters of credit amounting to $779,000 for purchase commitments to foreign suppliers under this sub-facility.




                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(5)     LONG-TERM DEBT (Continued)

On September 11, 1998, the Company entered into an Interest Rate Swap
Agreement (the "Agreement") with a financial institution. The Agreement was entered into for the purpose of converting a portion of its borrowing to a long-term fixed base rate of interest. The Company converted $10,000,000 to a weighted average fixed base interest rate of 6.0% plus 2.5% until this Agreement expires on March 1, 2001. The Company has accounted for this hybrid derivative instrument at fair value. As of November 27, 1999, the fair value of the agreement was $8,300 and is recorded as a component of other assets on the accompanying balance sheet.



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

Segment information is summarized as follows:

                             13 WEEKS ENDED              39 WEEKS ENDED
                         -----------------------     -----------------------
                         November 27, November 28,   November 27, November 28,
IN THOUSANDS                1999         1998            1999         1998
-----------------------  -----------   ----------    -----------   -----------
Net sales:
   Superstores           $   47,103    $   49,729    $  136,229    $  141,319
   Outlet stores             10,089         9,433        27,967        27,048
                          ----------    ----------    ----------    ----------
                         $   57,192    $   59,162    $  164,196    $  168,367
                          ==========    ==========    ==========    ==========
Operating income:
   Superstores           $      863    $    1,103    $      964    $    1,366
   Outlet stores                193            93           311           294
                          ----------    ----------    ----------    ----------
                         $    1,056    $    1,196    $    1,275    $    1,660
                          ==========    ==========    ==========    ==========








                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


(6)     SEGMENT INFORMATION (Continued)

                                   November 27, February 27,
IN THOUSANDS                           1999        1999
-------------------------------    -----------  -----------
Total assets:
   Superstores                     $   70,215   $   65,515
   Outlet stores                        8,730        7,330
   Other (1)                           22,679       23,398
                                    ----------   ----------
                                   $  101,624   $   96,243
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

In June 1999, the Company closed 1 store in the Washington, D.C. market and is currently negotiating the lease termination. The estimated lease termination costs are included in the store closure reserve (see Note 2). In November
1999, the Company executed a Lease Surrender and Termination Agreement (the
"Agreement") to close the final store in the Chicago market. In accordance with the Agreement, the store will closed in February 2000. All costs associated with the Agreement and estimated additional costs associated with closing are included in the store closure reserve at November 27, 1999. As of November 27, 1999, no changes have been made to the estimated Restructuring
Plan costs and no additional charges were recorded to operations. During the first three quarters of fiscal 1999, cash used related to the Restructuring
Plan totaled $668,000, related primarily to lease termination costs, workforce reductions and consulting and advisory fees associated with the Company's restructuring and cost reduction efforts. The Company has effectively completed its Restructuring Plan as of November 27, 1999.


RESULTS OF OPERATIONS

13 Weeks Ended November 27, 1999 Compared to the 13 Weeks Ended November 28,
1998
-----------------------------------------------------------------------------

Net sales for the 13 weeks ended November 27, 1999 decreased $2.0 million, or 3.3%, to $57.2 million versus $59.2 million in the same period last year.
Comparable store sales decreased $2.0 million, or 3.5%, for the period. Sales from new stores and expanded or replacement stores increased by $2.3 million.
Sales were reduced by $2.3 million due to 3 store closures.

Net sales for superstores for the 13 weeks ended November 27, 1999 decreased
$2.6 million, or 5.2%, to $47.1 million versus $49.7 million in the same period last year. Comparable superstore sales decreased $2.1 million, or 4.5%, for the period. Outlet store net sales for the 13 weeks ended November
27, 1999 increased $0.7 million, or 7.0%, to $10.1 million versus $9.4 million in the same period last year. Comparable outlet store sales increased $0.1 million, or 1.5%, for the period.

Management believes that the decrease in superstore sales is attributable to the fact that there was one less superstore than last year and there were no intense promotional sales campaign in the current year designed to eliminate underperforming merchandise categories as identified in the Company's
Restructuring Plan. Unseasonably warm weather in many of our markets, especially California, also adversely effected sales. Approximately 26% of the comparable stores were affected by new competitive openings for the third quarter of 1999 compared to approximately 6% for the same period last year.

Cost of sales, buying and occupancy for the 13 weeks ended November 27, 1999 were $40.1 million versus $41.8 million for the same period a year ago, a $1.7 million decrease. This dollar decrease was attributable, primarily, to the decline in sales volume versus last year. As a percent of net sales, cost of sales, buying and occupancy decreased to 70.2% from 70.6% for the same period a year ago. The improved gross margin points were primarily the result of the Company's intensive restructuring program which resulted in better inventory management and fewer markdowns and sales of inventory in underperforming merchandise categories.

Selling and administrative expenses for the 13 weeks ended November 27, 1999 decreased $0.3 million to $15.9 million versus $16.2 million for the same period in fiscal 1998 and increased as a percentage of net sales from 27.3% to 27.9%. The dollar decrease was primarily due to less advertising expenditures due to a change in the advertising media mix.

As a result of the factors noted above, the Company had operating income for the 13 weeks ended November 27, 1999 of $1.1 million versus $1.2 million for the same period a year ago, a $0.1 million decrease.

The operating income for superstores for the 13 weeks ended November 27, 1999 was $0.9 million versus $1.1 million for the same period a year ago. The operating income for the outlet stores for the 13 weeks ended November 27, 1999 was $0.2 million versus $0.1 million for the same period a year ago. The net decrease in operating profit for the segments were the result of the various factors discussed above.

Interest expense, net, increased $0.1 million to $0.9 million for the 13 weeks ended November 27, 1999 versus $0.8 million for the same period in fiscal
1998. The increase was primarily the result of slightly higher average borrowings this year.

The Company recorded no income tax expense associated with its income for the 13 week period ended November 27, 1999 or income tax benefit associated with its loss for the 13 week period ended November 28, 1998 due to the uncertainty of the Company's future taxable earnings. The estimated effective tax rate is subject to continuing evaluation and modification by management.


39 Weeks Ended November 27, 1999 Compared to the 39 Weeks Ended November 28,
1998
-----------------------------------------------------------------------------

Net sales for the 39 weeks ended November 27, 1999 decreased $4.2 million, or 2.5%, to $164.2 million versus $168.4 million in the same period last year.
Comparable store sales decreased $2.8 million, or 1.7%, for the same period.
Sales from new stores and expanded or replacement stores increased by $4.9 million. Sales were reduced by $6.3 million due to 5 store closures.

Net sales for superstores for the 39 weeks ended November 27, 1999 decreased
$5.1 million, or 3.6%, to $136.2 million versus $141.3 million in the same period last year. Comparable superstore sales decreased $3.0 million, or 2.2%, for the period. Outlet store net sales for the 39 weeks ended November
27, 1999 increased $0.9 million, or 3.3%, to $28.0 million versus $27.1 million in the same period last year. Comparable outlet store sales increased
$0.2 million, or 0.6%, for the period.




Management believes that the decrease in superstore sales is attributable to the fact that there were no intense promotional sales campaigns in the current year designed for inventory liquidation this year as there were last year for the closure of two superstores and to eliminate underperforming merchandise categories as identified in the Company's Restructuring Plan. The increase in outlet store sales was due to a heavier promotional calendar compared to the same period last year. Approximately 18% of the comparable stores were affected by new competitive openings for the first three quarters of 1999 compared to approximately 12% for the same period last year.

Cost of sales, buying and occupancy for the 39 weeks ended November 27, 1999 were $116.8 million versus $121.3 million for the same period a year ago, a $4.5 million decrease. This dollar decrease was attributable, primarily, to the decline in sales volume versus last year. As a percent of net sales, cost of sales, buying and occupancy decreased to 71.1% from 72.0% for the same period a year ago. The improved gross margin points were primarily the result of the Company's intensive restructuring program which resulted in better inventory management and fewer markdowns and sales of inventory in underperforming merchandise categories.

Selling and administrative expenses for the 39 weeks ended November 27, 1999 increased $0.8 million to $46.0 million versus $45.2 million for the same period in fiscal 1998 and increased as a percentage of net sales from 26.9% to 28.0%. The increase was primarily due to increased labor staffing and higher credit card fees due to increased consumer credit card usage.

The Company had operating income for the 39 weeks ended November 27, 1999 of $1.3 million versus $1.7 million for the same period a year ago, a $0.4 million decrease, as a result of the factors noted above.

The operating income for superstores for the 39 weeks ended November 27, 1999 was $1.0 million versus $1.4 million for the same period a year ago. The decrease in superstores operating profit were a result of the various factors discussed above. The operating income for the outlet stores remained the same, $0.3 million, for the 39 week periods ended November 27, 1999 and November 28, 1998.

Interest expense, net, increased $0.1 million to $2.4 million for the 39 weeks ended November 27, 1999 versus $2.3 million for the same period in fiscal
1997. The increase was primarily the result of slightly higher average borrowings this year.

The Company recorded no income tax benefit associated with its losses for the 39 week periods ended November 27, 1999 and November 28, 1998 due to the uncertainty of the Company's future taxable earnings. The estimated effective tax rate is subject to continuing evaluation and modification by management.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs are primarily to support its inventory requirements, store expansion and refurbishment and systems development. The Company has historically financed its operations essentially with internally generated funds and its credit facilities. At November 27, 1999, the Company's working capital was $39.6 million, while advances from its Credit Facility were $35.9 million. The Company had $11.0 million available for borrowings under its Credit Facility as determined by the Company's eligible "borrowing base" at November 27, 1999.

Cash used in operating activities for the 39 weeks ended November 27, 1999 was $6.1 million. During the 39 week period ended November 27, 1999, inventory increased $6.1 million. In the first three quarters of fiscal 1999, the Company conducted going out of business sales at 2 locations, 1 store closed in May 1999 and 1 store closed in June 1999. Cash used in restructuring payments was $0.7 million.

Net cash used in investing activities for the 39 weeks ended November 27, 1999 was $2.3 million. These funds were primarily used for capital expenditures for 1 new superstore in southern California that opened in July 1999, 1 new outlet in southern California that opened in December 1999, existing store refurbishments and improvements to the Company's management information systems development.

Cash provided by financing activities for the 39 weeks ended November 27, 1999 was $8.4 million. The Company had net borrowings of $9.6 million primarily to meet working capital needs and to repurchase 1,800,000 shares of its outstanding Common Stock in a private transaction for total consideration of $1.9 million.

The Company's capital expenditures for the remainder of fiscal 1999 are currently expected to be approximately $2.8 million and will be related primarily to new store development, existing store expansions and refurbishments and improvements to its management information systems.

The Company plans to open approximately one superstore and five outlet stores in the remainder of fiscal 1999. Management believes that funds generated from operations, its Credit Facility and use of trade credit will be sufficient to satisfy the Company's working capital requirements and commitments for capital expenditures through the end of fiscal 1999.


YEAR 2000

The Company conducted a comprehensive review of its computer systems to identify those systems that could have been affected by the "Year 2000" (or
"Y2K") issue and developed an implementation plan to resolve the issue.  The
Year 2000 problem was the result of computer programs being written using two digits rather than four to define the applicable year. The Year 2000 issue was believed to affect virtually all companies and organizations, including the Company. Any of the Company's programs that have time-sensitive software might have recognized a date using "00" as the year 1900 rather than the year
2000.  This could have resulted in a major system failure or miscalculations.

The Company is reliant on computer-based technology and utilizes a variety of proprietary and third-party applications. The Company's retail functions, such as merchandise procurement and distribution, inventory control and point-of-sale transactions, generally use third-party applications, with proprietary additions to fit unique business requirements. Failure in these key areas could have impacted the Company's ability to transact business in an efficient manner. The Company is also dependent on a number of key vendors using similar technology for ongoing timely and consistent delivery of merchandise to support retail operations. A significant disruption in the flow of key items into stores could also negatively impact results. To a much lesser degree, the Company also relies on certain "imbedded processor" systems for communications, security and other basic process control functions, the complete failure of which could also impact operations.

In fiscal 1998, the Company spent approximately $1.4 million for the purpose of installing new merchandise, distribution and financial software. This major effort included complete replacement of the previously used mainframe computer systems and modified third-party software with Y2K-certified hardware and software in fiscal 1998 as well as upgrading all in-store point-of-sale computer systems to be Y2K-compliant. These efforts were substantially completed with installation and testing of the mainframe systems for merchandising, accounting, distribution and inventory control prior to the end of fiscal 1998. The in-store system upgrades were installed in every retail store in the first quarter of fiscal 1999. The Company spent approximately
$0.3 million in fiscal 1999 for additional upgrades to these systems. A compliant third-party provider for payroll software was implemented in October
1999. Voice communications were upgraded to compatible systems in the first quarter of fiscal 1999. Data communications, credit card and check processing and non-critical software packages were tested to assure Y2K compatibility in the second quarter of fiscal 1999. The Company successfully completed an integrated test of all critical internal systems in September 1999. Based upon this simulation, all business areas confirmed readiness to transact business through the Year 2000 transition. However, if the modifications to the Company's computer systems had failed in the last hours, the Year 2000 problem could have had a material impact on the operations of the Company.
Such material impacts could have required the Company to manually record sales, issue purchases orders to suppliers, pay invoices from vendors and maintain its books and records for a period of time. Through the first week of January 2000, the Company has not experienced any problems in regards to the Year 2000. All internal Company operations have continued to run as programmed.

By December 1999, substantially all of the Company's key vendors' electronic data interchange systems were verified to be Y2K compliant. Through the first week of January 2000, the Company has not yet experienced any problems with Year 2000 orders but has developed a contingency plan for supplier issues.
These contingency plans include such actions as making alternate supplier arrangements, rescheduling deliveries, or utilizing alternate methods of operation during this critical period, if required.

Notwithstanding that the Company proceeded diligently with the implementation of its own compliance program, including aspects thereof directed to ascertaining Year 2000 compliance by third-parties, there can be no assurance that the Company's operations will not experience disruptions due to the failure of third parties (including software, data processing, and other vendors) with which the Company has commercial relationships to become fully Year 2000 compliant in a timely manner. In the worst case, the Company may experience extensive delays in merchandise shipments from suppliers and therefore experience high levels of out-of-stock goods in its stores. Such out-of stock scenarios could have a material impact on sales and related profits for an unspecified period of time and accordingly, cause an adverse change in the Company's stock price to occur.


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



ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's $50 million Credit Facility has interest payable at a rate equivalent to the Chase Manhattan Bank Rate plus 0.25% per annum or LIBOR plus
2.50% per annum (8.3% and 8.1% at November 27, 1999, respectively). Changes in interest rates which dramatically increase the interest rate on the credit facility would make it more costly to borrow proceeds under that facility and may impede the Company's growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.

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








PART II.    OTHER INFORMATION
-----------------------------

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits:

The following exhibits are filed as part of, or incorporated by reference into, this report.

Exhibit No.      Description
-----------      -----------
   10.1          Fourth Amendment to the Amended and Restated 1994 Equity
                 Participation Plan dated June 30, 1999.
                      Incorporated herein by reference to the Company s
                      Form S-8, Registration No. 333-91515, as filed with
                      the Commission on November 23, 1999.
*  10.2          Employment Agreement between Charles Chinni and Strouds,
                 Inc., dated October 20, 1999.
*  10.3          Employment Agreement between Robert M. Menar and Strouds,
                 Inc., dated August 9, 1999.
*  10.4          Employment Agreement between Harry Brown and Strouds,
                 Inc., dated November 1, 1999.
*  27            Financial Data Schedule
------------------------------

*    Filed herewith


b)  Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the quarter ended
November 27, 1999.























SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:  January 7, 1999





                                    STROUDS, INC.
                                    (Registrant)







                                    /s/ Charles Chinni
                                    ---------------------
                                    Charles Chinni
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



                                    /s/ Robert M. Menar
                                    ------------------------
                                    Robert M. Menar
                                    Chief Operating Officer



                                    /s/ Gary A. Van Wagner
                                    ------------------------
                                    Gary A. Van Wagner
                                    Vice President, Chief Financial Officer
                                    (Principal Financial Officer)










                                    Page 20
