Form 10-K
period 2000-02-26
STROUDS INC
filed 2000-05-24
CIK 927760

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 24, 2000
______________________________________________________________________________

                     SECURITY AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                        --------------------------
                                 FORM 10-K
                        --------------------------

(Mark One)
[X]   ANNUAL REPORT PURSUANT TO
      SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended February 26, 2000

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



                         (Page 1 of 2 Page Cover Page)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sales price of the Common Stock on May 19, 2000 as reported on the Nasdaq Stock Market, was approximately $10,577,768.

Number of shares of common stock, par value $0.0001 per share, outstanding at
May 19, 2000:   7,146,221


                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III, to be filed no later than June 12, 2000.



                         (Page 2 of 2 Page Cover Page)

                                    PART I
                                    ------


ITEM 1.   BUSINESS
---------------------

Strouds, Inc. ("Strouds" or the "Company") is a leading specialty retailer of better quality bed, bath, tabletop and other home textiles products, decorative accessories, window treatments, furniture and area rugs.

The Company was founded in July 1979 by Wilfred C. Stroud, Jr., currently serving as the Founder, Chairman Emeritus and a director of the Company's Board of Directors. The first store opened in Pasadena, California in November 1979 under the name of "Strouds Linen Warehouse." As of February 26, 2000, the end to the Company's fiscal year, the Company operated 68 retail stores in California, Illinois, Minnesota, Nevada and Arizona. The Company defines its fiscal year as the period in which most of the business activity occurs (e.g., the year ending February 26, 2000 is referred to as fiscal 1999).


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

The Company's merchandising strategy is to carry a full line of quality merchandise to appeal to a broad range of customers, with an emphasis on higher quality products found in better department and specialty home textile stores. Strouds' merchandise assortment includes popular brand names and a wide assortment of more fashion-oriented upscale lines and designer collections, some of which are not available at certain of its department and specialty store competitors. The Company also maintains and continues to develop its own private label lines of merchandise. Its private label line, Strouds Essentials, for pillows, down comforters and mattress pads augments its brand name linen lines offering a wide assortment at value prices. The Company believes that the breadth and depth of its selection exceeds what is generally available in department stores and is greater than most other specialty home textile stores.

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

The Company has also taken steps to improve the customer shopping experience at the point-of-sale ("POS"). This includes developing more efficient "cash wrap" areas and enhanced POS systems. The Company has upgraded its existing POS system to provide faster credit card authorization, customer returns and improved customer receipt information regarding their purchases.

The continual investment in customer service and its liberal return policy, the Company believes, has allowed it to sustain a superior position to its competitors. This exceptional customer service position has always been a point of difference for Strouds.


STORE FORMAT

Full-line Stores

In 1988, the Company changed from its original format, which included stores ranging from 5,000 to 10,000 square feet, to a larger full-line store format averaging 17,300 square feet (excluding a 50,000 square foot full-line store in Irvine, CA) as of fiscal year-end 1998. The primary purpose of the Company's shift to the full-line store format has been to meet the demands of an increasingly competitive environment. These stores feature improved merchandise presentations, new merchandise categories, higher quality fixtures and an overall ambiance that management believes substantially improves the Strouds shopping experience. These full-line stores, on average, have experienced higher sales volume but lower sales per square foot than the Company's original format stores. As a result, although occupancy costs per square foot have not risen significantly, occupancy costs as a percentage of net sales have increased. This has had a negative effect on the Company's gross profit margin percentage, which includes buying, occupancy and distribution expenses. Because of the impact of the shift in store format on average store-level performance, results in different periods may not be comparable.

All of the Company's original format stores have either been converted to the full-line store or outlet store format. Strouds currently operates 46 full-line stores averaging approximately 17,300 square feet. The full-line stores that were open for the full twelve months ended February 26, 2000 generated average sales of approximately $4.0 million and average sales per square foot of approximately $222 (excluding the full-line store in Irvine, CA).

Outlet Stores

In 1987, the Company developed, initially through the conversion of original format and selected full-line stores, an outlet business utilizing the name and brand development of the Strouds full-line store format. The outlet format averages 8,300 square feet and targets a more bargain-oriented customer. The outlet store carries a similar breadth of merchandise like the Company's full-line stores and consists of direct purchases, manufacturers' close-outs, overruns and irregular product. Currently, the Company operates 22 outlet stores in California and Arizona.

Comparable outlet stores averaged approximately $2.0 million of sales and produced average sales per square foot of approximately $252 for the twelve months ended February 26, 2000 (excluding one outlet store which had sales of approximately $6.0 million and sales per square foot of approximately $482).

Boutique Stores

In May 2000, the Company opened a new retail concept store, approximately 5,000 square feet, called "Pure Linens" in the upscale community of Rolling Hills Estates, California. The Pure Linens concept targets the high-end consumer, offering an array of the finest affordable linens and accessories in an intimate boutique setting. Approximately 70% of the store's merchandise will overlap the upper end of Strouds' full-line store product; the other 30% will be a completely new assortment of even higher-end merchandise, among the finest luxury linens available anywhere.

The following table shows, by store format, the number of stores in operation at the end of each of the following fiscal years and the number of stores opened, closed or converted during each year.


                           FULL-LINE                                TOTAL
                            STORES       OUTLET      ORIGINAL      STORES
                           -------      -------      --------     -------
1996 ending store count         51           14            2           67
                           -------      -------      -------      -------
1997
----
Stores opened                    2          ---          ---            2
Stores closed                   (2)          (1)         ---           (3)
Store conversions               (2)           4           (2)         ---
                           -------      -------      -------      -------
Ending store count              49           17            0           66
                           -------      -------      -------      -------
1998
----
Stores opened                    1            1          ---            2
Stores closed                   (2)          (1)         ---           (3)
                           -------      -------      -------      -------
Ending store count              48           17            0           65
                           -------      -------      -------      -------
1999
----
Stores opened                    1            5          ---            6
Stores closed                   (3)         ---          ---           (3)
                           -------      -------      -------      -------
Ending store count              46           22            0           68
                           =======      =======      =======      =======
Average square feet per
   store February 26, 2000  17,300        8,300          ---       14,900
                           =======      =======      =======      =======

INTERNET BUSINESS

The Company introduced its internet business in May 1999 on a relatively small scale. Internet customers are from all 50 states and make higher average purchases than store customers. California-based purchases represent only 36%
of all internet sales.   Since 80% of Strouds stores are located in California,
this means that cannibalization of the Company's own store business is minimal. The 64% of customers from outside of California make purchasing decisions with virtually no help from the traditional impetus of advertising, direct mail or name recognition. Since the initial investment was small, limited marketing activities have been undertaken in these markets.

The rapid success of the internet business has necessitated some changes that will allow the site more flexibility and equip it to handle increasing volume. The Company is working with a leading web site designer to launch a fully developed, technologically competitive web site in the fall of 2000. Recognizing that fulfillment will be crucial to the success of the internet business, the Company invested in a new 85,000 square foot warehouse facility near its corporate headquarters that will house pick, pack and ship operations to support internet sales.


MARKETING AND SALES PROMOTION

The Company employs an aggressive advertising program to build brand awareness and communicate its extensive selection of exceptional values. The Company utilizes an everyday low price strategy and frequently runs sales events inconnection with this strategy. The Company primarily uses full color inserts and direct mail pieces to reach existing and new customers. In addition, the Company periodically uses television during peak seasonal periods and for clearance events.


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

The Company continually invests in its MIS in order to improve customer service and reduce operating costs. The Company invested heavily in remediation efforts associated with the year 2000 problem. These efforts resulted in upgrades to all its mission critical applications and provided a host of new administrative, data capturing and decision making tools. The Company continues to invest in supply chain technologies such as carton scanning and advance ship notice capabilities, faster credit authorization at the point-of-sale and internet commerce.

PRIOR EXPANSION STRATEGY

Strouds expanded into markets outside of its core California markets during 1994 through 1997. The Company opened 13 full-line stores in the greater Chicago, Minneapolis and Washington, D.C. markets and Nevada. These stores averaged over 23,000 square feet and were approximately 35% larger than the Company's average California full-line stores. These new full-line stores carried expanded product lines and new merchandise categories including housewares. The majority of these stores experienced high occupancy and operating costs as a result of low sales volume. Due to the poor operating results of these stores in particular, the Company suspended its expansion into new markets outside of California and initiate a restructuring plan, in part, for the purpose of closing underperforming stores in its expansion markets. As of February 26, 2000, the Company has closed 4 stores in the greater Chicago and Minneapolis markets, 2 in the Washington, D.C. market and 1 in the Nevada market.

The Company has continued a strategy to expand in its core California markets. This expansion strategy consists of strategic in-filling with new stores, relocations of existing stores to adjust to demographic shifts and store expansions to meet increasing demands. For its fiscal year ended February 26, 2000, the Company opened 1 full-line store in Woodland Hills, California and 2 outlet stores in San Ysidro and Tustin, California. The continued store development activity in California has from time to time negatively impacted the sales of existing Strouds stores. Management believes that the benefits of strengthening its market presence and adjusting to demographic shifts in the California market have generally outweighed the reduced sales impact experienced by an existing Strouds store that may share a particular trade area.

In fiscal 1999, January and February 2000, the Company opened 3 new outlet stores in the Phoenix market. Management believes that Phoenix is an ideal market for Strouds because of its growth potential and its proximity to California.


FUTURE EXPANSION

The Company has completed its restructuring efforts, made changes to a number of merchandise categories which its stores will carry, improved the physical layout to more visually stimulate the customer, modified the use of advertising media and increased the frequency of sales events. The combination of these efforts has resulted in improved operating performance for most of the Company's stores. Additionally, the revision to the stores' merchandise categories will result in a scaled down store size which management believes is more economically efficient. As a result, management believes that it is now positioned to expand outside of California in a more effective manner than in its previous expansion efforts. In fiscal 1999, January and February 2000, the Company opened 3 new outlet stores and in March 2000, opened 1 full-line store in the Phoenix market. While this name recognition will assist in supporting the introduction of the Strouds stores, the geographic proximity to California will offer logistical efficiencies in terms of distribution and management.

COMPETITION

The specialty home textile business is fragmented and highly competitive. The Company competes with many different types of retail stores that sell many or most of the products sold by the Company. Such competitors include (i) department stores, (ii) specialty stores (such as specialty home textile retailers) and other companies operating full-line stores selling similar product lines as the Company, (iii) national chain and mass merchandise stores and (iv) catalog retailers. Many of the Company's competitors have substantially greater financial and other resources than the Company, including, in some cases, better name recognition.


The Company believes that the ability to compete successfully in its geographic markets is determined by several factors, including pricing; breadth and quality of product selection; in-stock availability of merchandise; effective merchandise presentation; customer service; and store locations. The Company believes that it is well-positioned to compete on the basis of these factors. Nevertheless, there can be no assurance that any or all of the factors that enable the Company to compete favorably will not be adopted by companies having greater financial and other resources than the Company. The home textiles industry is becoming increasingly competitive as several specialty retailers are expanding into new geographic markets, including opening stores in California. In addition, as the Company expands into new geographic markets, it will face new competitors.


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


EMPLOYEES

As of February 26, 2000, Strouds employed approximately 1,613 people, of which 1,315 were hourly employees and 298 were salaried. Of these employees, 1,422 were store employees, 47 were distribution center employees and 144 were corporate level employees. None of the Company's employees is covered by a collective bargaining agreement. Management believes that the Company enjoys good employee relations.


TRADEMARKS

The Company has registered in the United States Patent and Trademark Office its service marks "Strouds," "Strouds, The Linen Experts," "The Linen Experts," "Strouds Linen Outlet" and "Strouds Home Compass" for retail services. Strouds private label merchandise use the registered marks "Essentials" and "Palette" for bedding, bath and kitchen textile products.

CAUTIONARY STATEMENT FOR PURPOSE OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Form 10-K (including the information incorporated herein by reference) that are not related to historical results are forward-looking statements. The statements are made a number of times throughout the document and may be identified by such forward-looking terminology as "believe," "expect," "may," "will," "intend" or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties including levels of sales, store traffic, acceptance of product offering and fashions, competitive pressures from other home furnishings retailers, availability of suitable future store locations and schedules of store expansion plans. These and other important factors that may cause actual results to differ materially from such forward-looking statements are included in the "Risk Factors" section of the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on September 13, 1994, and may be contained in subsequent reports filed with the Securities and Exchange Commission. You are urged to consider such factors.
The Company assumes no obligation for updating any such forward-looking statements.

Reliance on Key Personnel

The Company is dependent on the services of its Chairman, President and Chief Executive Officer, Charles R. Chinni and its Chief Operating Officer, Robert M. Menar. The Company has employment contracts with Mr. Chinni and Mr. Menar ending on February 28, 2003 and August 8, 2002, respectively. The loss of services of Mr. Chinni, Mr. Menar or other key officers or employees could have a material adverse effect on the Company's operations. In addition, there can be no assurance that the Company will be able to attract and retain additional key personnel with the skills and expertise to manage its operations.

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

Anti-Takeover Effect of Certain Provisions of the Company's Certificate of Incorporation and Bylaws

Certain provisions of the Company's Restated Certificate of Incorporation (the "Certificate") and Restated Bylaws (the "Bylaws"), as well as Delaware corporate law, may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that a stockholder might consider to be in the stockholder's best interest. These provisions (i) provide that only the Board of Directors or Chief Executive Officer of the Company may call special meetings of the stockholders and that stockholders may not act by written consent, (ii) establish certain advance notice procedures for nomination of candidates for election as directors and for stockholder proposals to be considered at stockholders' meetings and (iii) restrict certain business combinations with interested stockholders. The Board of Directors of the Company has the authority to issue preferred stock in one or more series without the approval of the holders of the Common Stock, par value $0.0001 per share "Common Stock." In certain circumstances, the fact that provisions are in place which inhibit or discourage takeover attempts could reduce the market value of the Common Stock.

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


ITEM 2.     PROPERTIES
----------------------

The Company leases all of its retail stores. The leases expire at various dates principally between 2001 and 2015. The average new lease is 10 years, and generally has multiple five-year renewal options. Each store lease is negotiated individually. Lease terms usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. A proportionate share of certain operating costs such as common area maintenance, utilities, insurance, and taxes are typically paid by tenants.

The table below sets forth certain information concerning the Company's stores at the end of fiscal 1999:


   State         Full-line Store     Outlet     Total
   -----         ---------------     ------     -----
   California        38                19         57
   Illinois           4                --          4
   Minnesota          2                --          2
   Nevada             2                --          2
   Arizona           --                 3          3
                    ---               ---        ---
       Total         46                22         68
                    ===               ===        ===

The Company leases its corporate offices (approximately 40,000 square feet) in City of Industry, California, its distribution center (approximately 100,000 square feet) in Walnut, California and its fulfillment warehouse facility (approximately 85,000 square feet) in City of Industry, California.



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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

At the Company's Special Meeting of Stockholders held on January 26, 2000, the following proposal was approved:


                                            Votes        Votes       Votes     Broker
                                             For        Against     Abstain   Non-votes
                                          ---------    ---------    -------   ---------
Approve certain amendments to
the Company's Amended and
Restated 1994 Equity Participation
Plan to, among other things (i)
increase the number of shares of
the Company's Common Stock
available for issuance thereunder
from 1,680,000 to 3,680,000 and
(ii) increase the maximum number
of shares that may be granted to
any individual in any calendar year
from 500,000 to 1,000,000, and (iii)
restate the 1994 Plan, as Amended
as the Second Amended and Restated
1994 Equity Participation Plan.           2,516,505    1,494,094      6,899      ---


                                    PART II
                                    -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Stroud's Common Stock is listed on the Nasdaq Stock Market under the symbol "STRO." On May 19, 2000, there were approximately 1,990 stockholders of the Company, including beneficial stockholders whose stock is held in nominee or street name by brokers. The table below sets forth the high and low sales prices for Strouds' Common Stock as reported by the Nasdaq Stock Market during the fiscal periods specified:


Fiscal Year 1999                High         Low
----------------               ------       ------
First Quarter                  $ 2.06       $ 1.50
Second Quarter                   2.63         1.03
Third Quarter                    2.59         1.88
Fourth Quarter                   2.94         1.75


Fiscal Year 1998                High         Low
----------------               ------       ------
First Quarter                  $ 3.94       $ 1.63
Second Quarter                   3.50         2.38
Third Quarter                    2.50         1.41
Fourth Quarter                   2.13         1.25


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

The Rights will not be exercisable or transferable apart from the Common Stock until the earlier to occur of (i) the 10th day after a public announcement that a Person (broadly defined as any individual or other entity) or group of affiliated or associated Persons has become an Acquiring Person (a Person or group of affiliated or associated Persons who has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the Common Stock), or
(ii) the 10th day after a Person or group commences, or announces an intention to commence, a tender or exchange offer, the consummation of which would result in the beneficial ownership by a Person or group of 20% or more of the Common Stock. On January 31, 2000, the Company entered into a First Amendment to Rights Agreement between the Company and American Stock Transfer & Trust, as Rights Agent, pursuant to which the beneficial ownership threshold that would trigger the Rights was increased from 15% to 20%.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
                                      STROUDS, INC.
                          SELECTED FINANCIAL AND OPERATING DATA


IN THOUSANDS, EXCEPT PER SHARE
 AND OPERATING DATA                     1999         1998         1997         1996      1995(1)
------------------------------       ----------   ----------   ----------   ----------   --------
OPERATING STATEMENT DATA:
   Net sales                         $  223,965   $  227,571   $  221,828   $  209,778   $190,316
   Operating income (loss)           $    3,256   $    2,990   $     (918)  $  (22,766)  $  4,754
   Net income (loss)                 $    1,303   $      214   $   (3,798)  $  (21,968)  $  2,570

   Basic
   Net income (loss) per share       $     0.18   $     0.02   $    (0.44)  $    (2.58)  $   0.31
   Weighted average common shares
      outstanding                         7,242        8,597        8,553        8,521      8,409

   Diluted
   Net income (loss) per share       $     0.18   $     0.02   $    (0.44)  $    (2.58)  $   0.30
   Weighted average common shares
      outstanding(2)                      7,335        8,889        8,553        8,521      8,622

OPERATING DATA:
   Stores at end of period:
      Full-line stores                       46           48           49           53         51
      Outlet stores                          22           17           17           14         10
                                     ----------   ----------   ----------   ----------   --------
                                             68           65           66           67         61
                                     ==========   ==========   ==========   ==========   ========

Total square footage at end of
   period                             1,012,802    1,012,674    1,042,704    1,050,080    850,858
Comparable store net sales
   increase (decrease)(3)                  (1.7)%        3.3%         0.3%         0.1%      (3.4)%

BALANCE SHEET DATA (AT END OF
    PERIOD):
      Working capital                $   47,003   $   30,612   $   36,723   $   44,663   $ 42,879
      Total assets                   $  101,783   $   96,443   $  101,078   $  112,104   $ 94,007
      Long-term debt, including
         current maturities          $   45,648   $   27,511   $   30,031   $   32,693   $ 12,683
      Stockholder's equity           $   29,632   $   30,117   $   29,839   $   33,573   $ 55,469

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
------------------------------------------------------------------------

                               STROUDS, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following sets forth certain factors that have affected the Company's results of operations and management believes may continue to affect the Company in the future. The Company defines its fiscal year as the period in which most of the business activity occurs (e.g., the year ending February 26, 2000 is referred to as fiscal 1999).

Prior Store Expansion Strategy

Strouds expanded into markets outside of its core California markets during 1994 through 1997. The Company opened 13 full-line stores in the greater Chicago, Minneapolis and Washington, D.C. markets and Nevada. These stores averaged over 23,000 square feet and were approximately 35% larger than the Company's average California full-line stores. These new full-line stores carried expanded product lines and new merchandise categories including housewares. The majority of these stores experienced high occupancy and operating costs as a result of low sales volume. As a result of the poor operating results of these stores in particular, the Company suspended its expansion into new markets outside of California and announced a restructuring plan, in part, for the purpose of closing underperforming stores in its expansion markets. As of February 26, 2000, the Company has closed 4 stores in the greater Chicago and Minneapolis markets, 2 in the Washington, D.C. market and 1 in the Nevada market.

The Company has continued a strategy to expand in its core California markets. This expansion strategy consists of strategic in-filling with new stores, relocations of existing stores to adjust to demographic shifts and store expansions to meet increasing demands. For its fiscal year ended February 26, 2000, the Company opened 1 full-line store in Woodland Hills, California and 2 outlet stores in San Ysidro and Tustin, California. The continued store development activity in California has from time to time negatively impacted the sales of existing Strouds stores. Management believes that the benefits of strengthening its market presence and adjusting to demographic shifts in the California market have generally outweighed the reduced sales impact experienced by an existing Strouds store that may share a particular trade area.

In fiscal 1999, January and February 2000, the Company opened 3 new outlet stores in the Phoenix market. Management believes that Phoenix is an ideal market for Strouds because of its growth potential and its proximity to California.

Restructuring Plan

The Company initiated a comprehensive restructuring and cost reduction plan (the "Restructuring Plan"), resulting in pretax restructuring and asset impairment charges of $16.3 million in fiscal 1996. The Restructuring Plan included the closure of 9 stores which were closed by not renewing leases upon expiration and negotiating settlements with landlords for stores with unexpired leases at dates of anticipated closure.

In fiscal 1997 and 1998, 7 stores were closed. In June 1999, the Company closed 1 store in the Washington, D.C. market and in February 2000, the Company closed 1 store in the Chicago market. These store closures completed the Company's Restructuring Plan. The remaining reserve in excess of actual Restructuring Plan costs in the amount of $0.3 million was reversed in the fourth quarter of fiscal 1999 and is included in other income on the Statements of Operations.

During fiscal 1999, cash used related to the Restructuring Plan totaled $2.5 million, related primarily to lease termination costs, workforce reductions and consulting and advisory fees associated with the Company's restructuring and cost reduction efforts.

The total revenue and operating losses related to the 9 stores identified in the Restructuring Plan are summarized as follows:


                       February 26,    February 27,    February 28,
(in thousands)            2000            1999            1998
--------------         -----------     -----------     -----------
Revenues                 $ 3,263         $ 9,283         $12,995
                       ===========     ===========     ===========
Operating Loss           $   926         $ 3,038         $ 4,658
                       ===========     ===========     ===========


Future Expansion

The Company has completed its restructuring efforts, made changes to a number of merchandise categories its stores will carry, improved the physical layout to more visually stimulate the customer, modified the use of advertising media and increased the frequency of sale events. The combination of these efforts has resulted in improved operating performance for most of the Company's stores. Additionally, the revision to the stores' merchandise categories will result in a scaled down store size which management believes is more economically efficient. As a result, management believes that it is now positioned to expand outside of California in a more effective manner than in its previous expansion efforts. In fiscal 1999, January and February 2000, the Company opened 3 new outlet stores and in March 2000, opened 1 full-line store in the Phoenix market. While this name recognition will assist in supporting the introduction of the Strouds stores, the geographic proximity to California will offer logistical economies in terms of distribution and management.

RESULTS OF OPERATIONS

The following table sets forth selected statements of operations data expressed as a percentage of net sales for the period indicated:


                                    February 26, February 27, February 28,
Fiscal year ended                       2000         1999         1998
--------------------------------------------------------------------------
Net sales                              100.0%       100.0%       100.0%
Cost of sales, buying and occupancy     71.0         71.9         73.6
                                       ------       ------       ------
Gross profit                            29.0         28.1         26.4
Selling and administrative expenses     27.4         26.7         26.7
Amortization of intangibles              0.1          0.1          0.1
                                       ------       ------       ------
Operating income (loss)                  1.5          1.3         (0.4)
Other income                             0.2          0.1          0.1
Interest expense, net                   (1.5)        (1.3)        (1.6)
                                       ------       ------       ------
Income (loss) before income taxes        0.2          0.1         (1.9)
Income taxes                             0.4          ---          0.2
                                       ------       ------       ------
Net income (loss)                        0.6%         0.1%        (1.7%)
                                       ======       ======       ======


Fiscal 1999 Compared To Fiscal 1998

Net sales for fiscal 1999 decreased $3.6 million, or 1.6%, to $224.0 million versus $227.6 million in fiscal 1998. Comparable store sales decreased $3.6 million, or 1.7%, for the period. Sales from new stores and expanded or replacement stores increased by $8.8 million. Sales were reduced by $8.8 million due to 6 store closures, 4 in fiscal 1999 and 2 in fiscal 1998.

Net sales for full-line stores in fiscal 1999 decreased $5.8 million, or 3.0%, to $184.6 million versus $190.4 million in fiscal 1998. Comparable full-line store sales decreased $3.6 million, or 2.0%, for the period. Outlet store net sales in fiscal 1999 increased $2.2 million, or 5.9%, to $39.4 million versus $37.2 million in fiscal 1998. Comparable outlet store sales remained the same for the period.

Management believes that the decrease in comparable full-line store sales is attributable to the fact that there were no intense promotional sales campaigns in the current year designed for inventory liquidation this year as there were last year to eliminate underperforming merchandise categories as identified in the Company's Restructuring Plan. The comparable outlet sales remained the same as there were no material changes in the operations of these stores. Approximately 21.3% of the comparable stores were affected by new competitive openings for fiscal 1999 compared to approximately 10.8% for the same period last year.

Cost of sales, buying and occupancy for fiscal 1999 were $159.1 million versus $163.6 million for the same period a year ago, a $4.5 million decrease. This dollar decrease was attributable, primarily, to the decreased sales volume over fiscal 1998. As a percent of net sales, cost of sales, buying and occupancy decreased to 71.0% from 71.9% for the same period a year ago. The improved gross margin points was primarily the result of the Company's Restructuring Plan which resulted in better inventory management and fewer markdowns and sales of inventory in underperforming merchandise categories.

Selling and administrative expenses for fiscal 1999 increased $0.6 million to $61.3 million versus $60.7 million for the same period in fiscal 1998 and increased as a percentage of net sales from 26.7% to 27.4%. The increase was primarily due to increased labor staffing and higher credit card fees due to increased consumer credit card usage.

The Company had operating income for fiscal 1999 of $3.3 million versus $3.0 million for the same period a year ago, a $0.3 million improvement, as a result of the factors noted above.

Operating income for full-line stores in fiscal 1999 was $2.8 million versus an operating income of $2.3 million in fiscal 1998. The increase in operating profit for the full-line stores were a result of the various factors discussed above. Operating income for the outlet stores was $0.5 million in fiscal 1999 versus $0.7 million in fiscal 1998. The decrease in operating profit for the outlet stores was primarily due to preopening costs for 5 new outlet stores this fiscal year.

Interest expense, net, increased $0.5 million to $3.5 million for fiscal 1999 versus $3.0 million in fiscal 1998. The increase was primarily the result of higher average borrowings and increased interest rates during fiscal 1999.

The Company recorded an income tax benefit of $0.9 million for fiscal 1999 versus no income tax expense or benefit associated with its income for fiscal 1998. The income tax benefit for fiscal 1999 was due to a reduction in the valuation allowance for certain deferred tax assets.

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

Net sales for full-line stores in fiscal 1998 increased $3.6 million, or 1.9%, to $190.4 million versus $186.8 million in fiscal 1997. Comparable full-line store sales increased $5.7 million, or 3.1%, for the period. Outlet store net sales in fiscal 1998 increased $2.2 million, or 6.2%, to $37.2 million versus $35.0 million in fiscal 1997. Comparable outlet store sales increased $1.4 million, or 4.7%, for the period.

Management believes that the increase in comparable full-line store and outlet store sales over the same period a year ago can be attributable to the Company's increased promotional efforts, a strong California economy where the majority of the Company's stores are located and a favorable impact related to fewer competitive openings. Approximately 10.8% of the comparable stores were affected by new competitive openings for fiscal 1998 compared to approximately 21.2% for the same period last year.

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

Operating income for full-line stores in fiscal 1998 was $2.3 million versus an operating loss of $0.9 million in fiscal 1997. Operating income for the outlet stores was $0.7 million in fiscal 1998 versus no operating income in fiscal 1997. The increases in operating profit for the segments were a result of the various factors discussed above.

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


LIQUIDITY AND CAPITAL RESOURCES

On March 27, 1998, the Company entered into a revolving credit agreement (the "Credit Facility"). The borrowing limit under this Credit Facility is the lesser of $50.0 million or the sum of 85% of eligible accounts receivable plus the lesser of 75% of eligible inventory or 90% of appraised net liquidation value of inventory.

The Company's capital requirements are primarily for inventory purchases, store expansion and refurbishment activities and systems development. The Company has historically financed its operations primarily with internally generated funds and its credit facility. At February 26, 2000, the Company's working capital was $47.0 million, while advances from its Credit Facility were $44.6 million. The Company had $1.8 million available for borrowings under its Credit Facility as determined by the Company's eligible "borrowing base," as described above, at February 26, 2000.

Net cash used in operating activities for fiscal 1999 was $7.0 million versus net cash provided by operating activities $5.6 million in fiscal 1998. Cash flows from operating activities decreased by $12.6 million primarily due to increased inventory of $4.6 million, accounts payable and accrued expenses decreased $5.6 million and the restructuring reserve decreased by $4.0 million.

Net cash used in investing activities for fiscal 1999 was $6.7 million. Net cash used was for capital expenditures consisting of 6 new store openings, 1 store replacement, improvements to its distribution and warehouse facility, management information systems development and existing store refurbishments and remodels.

The Company's capital expenditures for fiscal 2000 are currently expected to be approximately $5.5 million related primarily to new store development, existing store expansions, distribution and warehouse expansion and improvements to its management information systems.

Management believes that funds generated from operations, its Credit Facility and use of trade credit will be sufficient to satisfy the Company's working capital requirements and commitments for capital expenditures through fiscal 2000.

Net cash provided by financing activities for fiscal 1999 of $13.7 million. The Company had net borrowings of $18.1 million primarily to meet working capital needs. In addition, the Company repurchased 1,800,000 shares of its outstanding Common Stock in a private transaction for total consideration of $1.9 million.


YEAR 2000

To date, the Company has not experienced any disruptions to its business in connection with Year 2000 matters. The Company will continue to monitor its critical systems but does not currently anticipate any significant impacts due to Year 2000 exposures from its internal systems as well as from the activities of its suppliers. The Company's costs incurred associated with the Year 2000 issue were approximately $1.6 million over fiscal 1999 and fiscal 1998.


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

NEW PRONOUNCEMENTS BY FINANCIAL ACCOUNTING STANDARDS BOARD

On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation - and interpretation of APB Opinion No. 25" (FIN 44). This interpretation provides guidance for issues that have arisen in applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." FIN 44 applies prospectively to new awards, exchanges of award in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 15, 1998. The provisions related to modifications to fixed stock option awards to add a reload feature are effective for awards modified after January 12, 2000. The new interpretation is not expected to have a material impact upon the financial statements.


CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not related to historical results are forward-looking statements. The statements are made a number of times throughout the document and may be identified by such forward-looking terminology as "expect," "believe," "may," "will," "intend" or similar statements or variations of such terms. Actual results may differ materially from those projected or implied in the forward-looking statements. Further, certain forward-looking statements are based upon assumptions of future events which may not prove to be accurate. These forward-looking statements involve risks and uncertainties including levels of sales, store traffic, acceptance of product offering and fashions, competitive pressures from other full-line store retailers and from department stores which carry other products including certain designer products not carried by the Company's stores, availability of future store locations and schedule of store expansion plans. These and other important factors that may cause actual results to differ materially from such forward-looking statements are more fully described in Item 1, Part I of the Company's Annual Report on Form 10-K for the Fiscal Year Ended February 26, 2000. You are urged to consider such factors. The Company assumes no obligation for updating any such forward-looking statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The Company's $50 million Credit Facility has interest payable at a rate equivalent to the Chase Manhattan Bank Rate plus 0.25% per annum or LIBOR plus 50% per annum (8.75% and 8.38% at February 26, 2000, respectively). Changes in interest rates which dramatically increase the interest rate on the credit facility would make it more costly to borrow proceeds under that facility and may impede the Company's growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------


                                  STROUDS, INC.
                             STATEMENTS OF OPERATIONS

                                                 FISCAL YEAR ENDED
                                     ----------------------------------------
                                     February 26,   February 27,  February 28,
IN THOUSANDS, EXCEPT PER SHARE DATA      2000           1999          1998
------------------------------------ ----------     ----------    -----------
Net sales                            $  223,965     $  227,571     $  221,828
Cost of sales, buying and
      occupancy                         159,108        163,628        163,198
                                     ----------     ----------     ----------
      Gross profit                       64,857         63,943         58,630

Expenses:
   Selling and administrative
      expenses                           61,343         60,695         59,290
     Amortization of excess of cost
      over net assets acquired              258            258            258
                                     ----------     ----------     ----------
      Operating income (loss)             3,256          2,990           (918)

Other income                                633            254            248
Interest expense, net                    (3,451)        (3,030)        (3,598)
                                     ----------     ----------     ----------
      Income (loss) before income
         taxes                              438            214         (4,268)

Income tax benefit                          865              0            470
                                     ----------     ----------     ----------
      Net income (loss)              $    1,303    $      214     $   (3,798)
                                     ==========     ==========     ==========



Per share of common stock:

Basic:
------
Net income (loss) per share:         $     0.18     $     0.02     $    (0.44)
                                     ==========     ==========     ==========
Weighted average shares outstanding       7,242          8,597          8,553
                                     ==========     ==========     ==========

Diluted:
--------
Net income (loss) per share:         $     0.18     $     0.02     $    (0.44)
                                     ==========     ==========     ==========
Weighted average shares outstanding       7,335          8,889          8,553
                                     ==========     ==========     ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 STROUDS, INC.
                                BALANCE SHEETS

                                                 FEBRUARY 26,   FEBRUARY 27,
IN THOUSANDS, EXCEPT SHARE DATA                      2000           1999
---------------------------------                  --------       --------
ASSETS
Current assets:
   Cash                                            $    214       $    269
   Accounts receivable                                2,050          1,763
   Inventory                                         65,475         60,832
   Prepaid expenses                                   2,244          3,554
   Deferred income taxes                                806            439
                                                   --------       --------
      Total current assets                           70,789         66,857
Property and equipment - at cost, net of
   accumulated depreciation and amortization         22,366         21,354
Excess of cost over net assets acquired, net of
   accumulated amortization                           7,015          7,273
Deferred income taxes                                   498            ---
Other assets                                          1,115            959
                                                   --------       --------
      Total assets                                 $101,783       $ 96,443
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt            $    686       $    624
   Accounts payable                                  12,953         15,565
   Accrued expenses                                  10,147         15,726
   Current portion of restructuring and asset
      impairment reserves                               ---          4,330
                                                   --------       --------
      Total current liabilities                      23,786         36,245
Long-term debt (primarily revolving debt)            44,962         26,887
Other non-current liabilities                         3,403          3,194
                                                   --------       --------
      Total liabilities                              72,151         66,326
                                                   --------       --------
Stockholders' equity:
   Preferred stock, $0.0001 par value; authorized
      750,000 shares, no shares issued or
      outstanding                                       ---            ---
   Preferred stock, Series B, $0.0001 par value;
      authorized 250,000 shares; no shares issued
      or outstanding                                    ---            ---
   Common stock, $0.0001 par value; authorized
      25,000,000 shares; issued and outstanding
      February 26, 2000, 7,110,620 shares; and
      February 27, 1999, 8,624,131 shares                 1              1
   Treasury stock at cost;  February 26, 2000,
      1,800,000 shares                               (1,890)           ---
   Additional paid-in capital                        39,248         39,146
   Accumulated deficit                               (7,727)        (9,030)
                                                   --------       --------
      Total stockholders' equity                     29,632         30,117
                                                   --------       --------
      Total liabilities and stockholders' equity   $101,783       $ 96,443
                                                   ========       ========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                 STROUDS, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY


                               Common stock  Additional                           Total
                              --------------  paid-in   Accumulated  Treasury  stockholders'
IN THOUSANDS                  Shares  Amount  capital    deficit       stock      equity
---------------------         ------  ------  -------   -----------  --------  ------------
Balance, March 1, 1997         8,536   $  1    $39,018     $(5,446)  $   ---      $33,573

Net loss                         ---    ---        ---      (3,798)      ---       (3,798)
Common stock issued through
   1994 Employee Stock
   Purchase Plan                  43    ---         64         ---       ---           64
                               -----   ----    -------     -------   -------      -------
   Balance, February 28, 1998  8,579   $  1    $39,082     $(9,244)  $   ---      $29,839

Net income                       ---    ---        ---         214       ---          214
Common stock issued through
   1994 Employee Stock
   Purchase Plan                  44    ---         62         ---       ---           62
Common stock issued upon
   exercise of stock options       1    ---          2         ---       ---            2
                               -----   ----    -------     -------   -------      -------
   Balance, February 27, 1999  8,624   $  1    $39,146     $(9,030)  $   ---      $30,117

Net income                       ---    ---        ---       1,303       ---        1,303
Common stock issued through
   1994 Employee Stock
   Purchase Plan                  56    ---         70         ---       ---           70
Common stock issued upon
   exercise of stock options      18    ---         32         ---       ---           32
Common stock issued upon
   exercise of warrants          213    ---        ---         ---       ---          ---
Purchase of treasury stock    (1,800)   ---        ---         ---    (1,890)      (1,890)
                               -----   ----    -------     -------   -------      -------
   Balance, February 26, 2000  7,111   $  1    $39,248     $(7,727)  $(1,890)     $29,632
                               -----   ----    -------     -------   -------      -------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                           STROUDS, INC.
                                    STATEMENTS OF CASH FLOWS

                                                                 FISCAL YEAR ENDED
                                                       -----------------------------------
                                                      February 26, February 27, February 28,
IN THOUSANDS                                              2000         1999         1998
------------------------------------                   ---------    ---------    ---------
Cash flows from operating activities:
   Net income (loss)                                   $   1,303    $     214    $  (3,798)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
         Depreciation and amortization of property and
            equipment                                      5,372        4,749        4,755
         Loss on abandonment of property and equipment         2          ---          165
         Amortization of excess of cost over net assets
            acquired                                         258          258          258
         Deferred income taxes                              (865)         ---          608
         (Increase) decrease in:
            Accounts receivable                             (287)        (113)         307
            Inventory                                     (4,643)       3,170        5,764
            Prepaid expenses                               1,310          (41)      (1,678)
            Income taxes receivable                          ---        1,078        1,410
         Increase (decrease) in:
            Accounts payable and accrued expenses         (5,461)       2,803       (2,286)
            Restructuring and asset impairment reserves   (3,973)      (6,485)      (3,524)
         Other                                                53          (17)         216
                                                       ---------    ---------    ---------
          Net cash (used in) provided by operating
           activities                                     (6,931)       5,616        2,197
                                                       ---------    ---------    ---------
Net cash used in investing activities:
   Capital expenditures                                   (6,743)      (5,233)      (2,426)
                                                       ---------    ---------    ---------
Cash flows from financing activities:
   Borrowings (repayments) under long-term debt-net       18,137       (2,521)      (2,616)
      (primarily revolving debt)
   Principal payments under capital lease obligations       (106)         ---          (46)
   (Decrease) increase in overdraft                       (2,624)       1,825        2,580
   Repurchase of common stock held in treasury            (1,890)         ---          ---
   Other equity transactions                                 102           64           64
                                                       ---------    ---------    ---------
          Net cash provided by (used in) financing
             activities                                   13,619         (632)         (18)
                                                       ---------    ---------    ---------
          Net decrease in cash                               (55)        (249)        (247)
Cash at beginning of period                                  269          518          765
                                                       ---------    ---------    ---------
Cash at end of period                                  $     214     $    269     $    518
                                                       ---------    ---------    ---------
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                         $   3,216     $  2,984     $  3,385
                                                       ---------    ---------    ---------
      Income taxes                                     $     ---     $    ---     $     28
                                                       ---------    ---------    ---------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS



1.   THE COMPANY

Strouds, Inc. ("Strouds" or the "Company"), a Delaware corporation, is a specialty retailer of bed, bath, tabletop and other home textiles products, decorative accessories and other selected home furnishings. At February 26, 2000, the Company operated 68 stores (46 full-line stores and 22 outlets) in five states under the name Strouds.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year

The Company's fiscal year is based on a 52-53 week fiscal year ending on the Saturday closest to the last day of February. The fiscal years ended February 26, 2000, February 27, 1999 and February 28, 1998 included 52 weeks.

The Company has defined its fiscal year as the period in which most of the activity occurs (e.g., the year ending February 26, 2000 is referred to as fiscal 1999).

Asset Impairment

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived operating assets are reviewed at the individual store level. Intangible assets are reviewed at an organizational level. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cashflows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. See note 5.

Revenue Recognition

Revenue is recognized when the customer takes possession of the merchandise, that is the point of sale . Revenue is shown net of returns.

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

                                  STROUDS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") requires public business enterprises to report information about operating segments in annual financial statements and selected information in the notes thereto. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources in assessing performance. The Company operates in two business segments, full-line stores and outlet stores. During the current year, the Company expanded into two new business segments; internet and boutique stores. Revenues and results of operation from these segments were minor in fiscal 1999. See note 12.

Fair Value of Financial Instruments

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

Inventory

Inventory is stated at the lower of cost (principally average cost) or market as determined by the retail inventory method. Included in inventory costs for financial reporting purposes is the capitalization of certain buying, warehousing, storage and transportation costs. Capitalized costs in inventory at February 26, 2000 and February 27, 1999 were $1,713,000 and $1,598,000, respectively.

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

Excess Of Cost Over Net Assets Acquired

Excess of cost over net assets acquired is amortized on a straight-line basis over its estimated useful life of 40 years. As part of an ongoing review and evaluation of intangible assets, management assesses the carrying value of the Company's intangible assets if facts and circumstances suggest that it may be impaired. If this review indicates that the intangibles will not be recoverable, as determined by an undiscounted cash flow analysis over the remaining amortization period, the carrying value would be reduced to estimated fair market value. Accumulated amortization amounted to $3,311,000 as of February 26, 2000 and $3,053,000 as of February 27, 1999. No writedowns were recorded during the fiscal years ended February 26, 2000 and February 27, 1999.

Concentration of Credit Risk

The Company's deposits are with various high quality financial institutions. Customer purchases are transacted generally using cash or credit cards.

Advertising Costs

The Company charges production costs of advertising to expense the first time the advertising takes place. The advertising expense amounted to $8,311,000, $8,222,000 and $8,807,000 for fiscal 1999, 1998 and 1997 respectively.

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

                                STROUDS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Store Closure Reserves

Management of the Company periodically determines the need to close certain underperforming stores. At the time such a decision is made, a store closure reserve is provided for representing lease termination costs, severance, tear down costs and other items. As of February 26, 2000 and February 27, 1999, the reserve balance was $50,000 and $0, respectively. The Company anticipates all of these costs to be incurred within a twelve to twenty four month period. The Company evaluates its store closure reserve on a quarterly basis and makes periodic adjustments as necessary.

Reclassifications

Certain reclassifications have been made to the fiscal 1998 and 1997 amounts to conform to the fiscal 1999 presentation.


3.   INCOME (LOSS) PER SHARE

The following is a reconciliation of the numerator and denominator used in the basic and diluted earnings (loss) per share ("EPS") calculations:


                                        February 26,  February 27,  February 28,
IN THOUSANDS, EXCEPT PER SHARE DATA         2000         1999          1998
------------------------------------    -----------   -----------   -----------
Numerator:
   Net income (loss)                    $    1,303    $      214    $   (3,798)

Denominator:
   Basic EPS
     Weighted average common shares
     outstanding                             7,242         8,597         8,553

   Effect of dilutive securities:
     Warrants and stock options                 93           292           ---

   Diluted EPS
     Weighted average common shares
     and dilutive potential common
     shares outstanding                      7,335         8,889         8,553
------------------------------------    -----------   -----------   -----------
Basic EPS                               $     0.18    $     0.02    $    (0.44)
Diluted EPS                             $     0.18    $     0.02    $    (0.44)


                                STROUDS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


3.   INCOME (LOSS) PER SHARE (Continued)

In fiscal 1999 and 1998, respectively, options to purchase 1,492,000 and 918,000 shares of common stock, par value $0.0001 par share, of the Company (the "Common Stock") were not included in the computation of diluted earnings per common share because the option price was greater than the average market price of the Common Stock during the year, and therefore their inclusion would have been antidilutive. Options to purchase 697,000 shares and warrants to purchase 213,000 shares of Common Stock in fiscal 1997 were not included in the computation of diluted earnings per common share because the Company was in a loss position and their inclusion would have been antidilutive.


4.   PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:


                                                    February 26,  February 27,
     IN THOUSANDS                                       2000         1999
     ---------------------------------               ---------    ---------
     Furniture, fixtures and equipment               $  48,106    $  44,351
     Equipment held under capital leases                   597          ---
     Leasehold improvements                              9,033        8,205
                                                     ---------    ---------
                                                        57,736       52,556
     Accumulated depreciation and amortization         (35,370)     (31,202)
                                                     ---------    ---------
                                                     $  22,366    $  21,354
                                                     =========    =========

                                STROUDS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


5.   RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company initiated a comprehensive restructuring and cost reduction plan (the "Restructuring Plan"), resulting in pretax restructuring and asset impairment charges of $16,250,000 in fiscal 1996 ($3.2 million related to write-downs of merchandise inventory was included in cost of sales). The write-down of merchandise inventory was based on management's estimate of markdowns necessary to liquidate underperforming merchandise categories. In determining the restructuring charge for impairment, the Company evaluated the fair market value of the impaired assets based on historical experience of the liquidation value of such assets. The Restructuring Plan was designed to improve the operating performance of the Company through the closure or disposition of certain underperforming stores, elimination of underperforming merchandise categories and implementation of cost reduction measures, including workforce reductions, to more closely align the Company's cost structure with future expected revenues. The Restructuring Plan included the closure of 9 stores which were to be closed by not renewing leases upon expiration and negotiating settlements with landlords for stores with unexpired leases at dates of anticipated closure. As of February 26, 2000, the Company had closed 9 stores related to its restructuring efforts.

In June 1999, the Company closed 1 store in the Washington, D.C. market and in February 2000, the Company closed 1 store in the Chicago market. These store closures completed the Company's Restructuring Plan. The remaining reserve in excess of actual Restructuring Plan costs in the amount of $332,000 was reversed in the fourth quarter of fiscal 1999 and is included in other income on the Statements of Operations.

During fiscal 1999, cash used related to the Restructuring Plan totaled $2,453,000, related primarily to lease termination costs, workforce reductions and consulting and advisory fees associated with the Company's restructuring and cost reduction efforts.

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
                                                =========

                                STROUDS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


5.   RESTRUCTURING AND ASSET IMPAIRMENT CHARGES (Continued)

The asset write-downs have been recorded as a permanent reduction in the cost basis of the related assets. The merchandise inventory write-down has been recorded as a reserve against inventories and the lease termination and employee severance costs have been recorded in the restructuring reserve. The following table summarizes the Restructuring Plan activity:


                      Occupancy, lease   Asset write-down;
                      termination and       merchandise
                       subsidy costs         inventory,
                      associated with    leasehold improve-      Employee
                       the closure or     ments, furniture     severance and
                       disposition of       and fixtures       other related
(in thousands)             stores           and equipment          costs       Total
-------------------   ----------------   ------------------   -------------   -------
1996 Provision,
   March 1, 1997          $ 7,375             $ 7,215             $ 1,660     $16,250
Fiscal 1997 payments        2,176               1,444               1,262       4,882
                          --------            --------            --------    --------
Reserve balance,
   February 28, 1998        5,199               5,771                 398      11,368
Fiscal 1998 payments          703               6,238                  97       7,038
Adjustment **                (667)                667                  --          --
                          --------            --------            --------    --------
Reserve balance,
   February 27, 1999        3,829                 200                 301       4,330
Fiscal 1999 payments
   through
   February 26, 2000        2,264               1,514                 220       3,998
Adjustment **              (1,565)              1,314                 (81)       (332)
                          --------            --------            --------    --------
Reserve balance,
   February 26, 2000      $     0             $     0             $     0     $     0
                          ========            ========            ========    ========


                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)


5.   RESTRUCTURING AND ASSET IMPAIRMENT CHARGES (Continued)

** The adjustments made to the reserve result from a periodic reassessment of the Company's position with respect to its outstanding retail store leases. The reductions in the reserve have been reflected in the statement of operations during the period in which the adjustments were recorded. During the fourth quarter of fiscal 1999, the Company completed its restructuring efforts and accordingly reversed the remaining reserve of $332,000 which is included in other income on the Statements of Operations.

Also, during fiscal 1998 and during the second quarter of fiscal 1999, the Company recorded increases to its merchandise inventory reserves related to the retail stores included in the Restructuring Plan of $780,000 and $1,353,000, respectively. These charges were recorded in cost of sales during the respective periods.

The total revenue and operating losses related to the 9 stores identified in the Restructuring Plan are summarized as follows:


                       February 26,    February 27,    February 28,
(in thousands)            2000            1999            1998
--------------         -----------     -----------     -----------
Revenues                 $ 3,263         $ 9,283         $12,995
                       ===========     ===========     ===========
Operating Loss           $   926         $ 3,038         $ 4,658
                       ===========     ===========     ===========


6.   ACCRUED EXPENSES

Accrued expenses consist of the following:


                                                     February 26, February 27,
     IN THOUSANDS                                        2000         1999
     --------------------------------                -----------   ---------
     Cash overdraft                                  $     1,781   $   4,405
     Salary, wages and related expense                     2,659       3,629
     Sales tax                                             1,258       1,164
     Other                                                 4,449       6,528
                                                     -----------   ---------
                                                     $    10,147   $  15,726
                                                     ===========   =========

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


7.   LONG-TERM DEBT, PRIMARILY REVOLVING DEBT

Long-term debt, primarily revolving debt, is summarized as follows:


                                                         February 26,  February 27,
     IN THOUSANDS                                            2000         1999
     ------------------------------------------------    -----------   ------------
     Revolving promissory note payable to a financial
       institution ("Credit Facility"), secured by
       inventory, The borrowing limit is the lesser of
       $50,000,000 or the sum of 85% of eligible
       accounts receivable plus the lesser of 75% of
       eligible inventory or 90% of appraised net
       liquidation value of inventory.  Interest is
       payable at a rate equivalent to the Chase
       Manhattan Bank Rate ("Bank Rate") plus 0.25%
       per annum or LIBOR plus 2.50% per annum
       (8.75% and 8.38% at February 26, 2000,
       respectively).  The Company can lower its
       interest spread up to a maximum of 0.25% and
       0.50% on its Bank Rate and LIBOR borrowings,
       respectively, if it achieves a certain fixed
       charge coverage ratio, as defined, measured on
       a quarterly rolling twelve month basis.  The
       revolving promissory note expires March 26, 2001
       and may be renewed annually thereafter.            $ 44,594   $ 25,833
     Promissory note payable to a financial institution,
       secured by equipment, fixtures and leasehold
       improvements at two store locations. Interest is
       payable at the rate of 9.580% per annum.  The
       promissory note is for five years, payable in
       monthly installments through September 2001.          1,054      1,678
                                                          --------   --------
         Total debt                                         45,648     27,511
     Less current maturities                                   686        624
                                                          --------   --------
         Total long-term debt                             $ 44,962   $ 26,887
                                                          ========   ========

Scheduled maturities for total debt outstanding at February 26, 2000 are as follows:


     IN THOUSANDS                                 Notes payable
     -------------                                -------------
     Fiscal year:
       2000                                          $   686
       2001                                           44,962
                                                     -------
                                                     $45,648
                                                     =======


                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


7.   LONG-TERM DEBT (Continued)

The Company's Credit Facility contains various restrictions on the payment of cash dividends, incurrence of additional indebtedness, acquisitions, investments, loans, merger or consolidation and disposition of assets. The covenants also require the Company to meet a minimum net worth requirement at anytime the borrowing availability is less than $5,000,000. The Company was in compliance with the covenants at February 26, 2000.

Included in this facility is a $7,000,000 letter of credit sub-facility. At February 26, 2000, the Company had letters of credit outstanding amounting to $781,000 for its purchase commitments to foreign suppliers under this sub-facility.

On February 17, 2000, the Company entered into an Interest Rate Swap Agreement (the "New Agreement") with a financial institution. The New Agreement is effective March 1, 2000 and was entered into for the purpose of converting a portion of its borrowings to a long-term fixed base rate of interest. The Company converted $20,000,000 to a weighted average fixed base interest rate of 6.82% plus 2.25% until this New Agreement expires on March 3, 2003. The Company has accounted for this hybrid derivative instrument at fair value. As of February 26, 2000, the fair value of the agreement was nominal. The embedded interest rate swap is clearly and closely related to the host long-term debt agreement. The existence of the embedded swap feature does not have a material impact on the fair value of the host long-term debt agreement. In connection with the New Agreement, the Company has issued a standby letter of credit in the amount of $500,000 to secure the interest rate risk associated with this agreement. Concurrently, the Company terminated its existing agreement with the same financial institution which covered $10,000,000 at a weighted average fixed base interest rate of 6.03% plus 2.50%.

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


8.   LEASE COMMITMENTS

At February 26, 2000, the Company occupied all of its facilities under operating leases. The leases require minimum and percentage rental payments based on gross sales and provide that the Company pay property taxes and costs arising from the Company's use of the leased property. The leases are primarily for ten-year periods, and certain leases contain renewal options. For lease agreements with scheduled rent increases during the lease term or for rental payments commencing on a date other than the initial occupancy, rental expense is recognized from the date of occupancy on a straight-line basis over the lease term. Total rental expense amounted to $22,454,000, $22,756,000 and $23,778,000 for fiscal 1999, 1998 and 1997, respectively.

The Company is obligated under various capital leases for certain machinery and equipment that expire in August 2003. The gross amount of machinery and equipment and related accumulated depreciation recorded under the capital leases at February 26, 2000 and February 27, 1999 was $597,000 and $209,000,
respectively.

The Company has operating leases for equipment. These leases are for six month to five year periods, and certain leases contain renewal options. The rental expense amounted to $178,000, $983,000 and $797,000 for fiscal 1999, 1998 and
1997 respectively.

Minimum rental commitments under all operating leases are as follows:

                                                  CAPITAL       OPERATING
     IN THOUSANDS                                 LEASES         LEASES
     --------------                              ---------      ---------
     Fiscal year:
       2000                                      $    148       $  19,998
       2001                                           148          18,810
       2002                                           148          16,966
       2003                                            37          15,018
       2004                                                        13,783
       Thereafter                                                  37,385
                                                 ---------      ---------
          Total minimum lease payments                481       $ 121,960
       Less amount representing interest               64       =========
                                                 ---------
          Present value of minimum capital
             lease payments                           417
       Less current installments of obligations
          under capital leases                        116
                                                 ---------
          Obligations under capital leases
             excluding current installments      $    301
                                                 =========

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)

9.   INCOME TAXES

The components of income tax expense (benefit) are as follows:

                                     February 26,  February 27,  February 28,
     IN THOUSANDS                        2000          1999         1998
     --------------                  -----------     --------     ---------
     Current:
       Federal                         $   ---       $   ---       $(1,078)
       State                               ---           ---           ---
                                       -------       -------       -------
         Total current income tax
            benefit                        ---           ---        (1,078)
                                       -------       -------       -------
     Deferred:
       Federal                            (738)          ---           303
       State                              (127)          ---           305
                                       -------       -------       -------
         Total deferred income tax
            (benefit) expense             (865)          ---           608
                                       -------       -------       -------
         Net income tax
            benefit                    $  (865)      $   ---       $  (470)
                                       =======       =======       =======

A summary of the deferred tax assets (liabilities) is as follows:

                                        February 26,    February 27,
     IN THOUSANDS                           2000            1999
     -------------------                -----------       --------
     Deferred tax assets:
       Inventory                          $   541          $   772
       Cash versus accrual basis            2,630            4,428
       Net operating loss and tax
          credit carryovers                 6,481            5,052
                                          -------          -------
                                            9,652           10,252
       Valuation allowance                 (6,729)          (7,950)
                                          -------          -------
         Total deferred tax assets          2,923            2,302

     Deferred tax liabilities:
       Property and equipment              (1,619)          (1,863)
       Capital equipment held on lease        ---              ---
                                          -------          -------
          Total deferred tax liabilities   (1,619)          (1,863)
                                          -------          -------
             Net deferred tax assets      $ 1,304          $   439
                                          =======          =======

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


9.   INCOME TAXES (Continued)

During fiscal 1999, the Company recorded a reduction in its valuation allowance of $1,221,000 reflecting management's assessment of the expected benefit to be derived from deferred tax assets which is considered more likely than not to be realized. Such estimate is based upon management's projections of taxable income for the immediate periods it is able to forecast.

The reconciliation of the Federal statutory rate to the effective tax rate is as follows:

                                        February 26,  February 27,  February 28,
                                            2000          1999          1998
                                        -----------   -----------   -----------
     Federal statutory rate                35.0%         35.0%         35.0%
     Amortization of excess of cost
       over net assets acquired            24.2          42.2          (2.1)
     Change in valuation allowance       (304.3)        (97.5)        (19.8)
     Non-deductible expenses and other     47.6          20.3          (2.1)
                                         -------       -------       -------
                                         (197.5)%         0.0%         11.0%
                                         =======       =======       =======

The Company has net operating loss carryforwards of approximately $15.2 million and $9.6 million for Federal and California income taxes, respectively. These loss carryforwards expire in fiscal years ending after 2020 and 2005, respectively.


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

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


10.   STOCKHOLDERS' EQUITY (Continued)

The Rights will not be exercisable or transferable apart from the Common Stock until the earlier to occur of (i) the 10th day after a public announcement that a Person (broadly defined as any individual or other entity) or group of affiliated or associated Persons has become an Acquiring Person (a Person or group of affiliated or associated Persons who has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the Common Stock), or
(ii) the 10th day after a Person or group commences, or announces an intention to commence, a tender or exchange offer, the consummation of which would result in the beneficial ownership by a Person or group of 20% or more of the Common Stock.

No event during fiscal 1999 made the Rights exercisable.

The Company issued 1,025,077 warrants to purchase shares of Common Stock related to a prior year's financing arrangement. The warrants were exercisable at any time at the exercise price of $0.0002 per share. Such warrants to purchase 212,850 shares of common stock were exercised during fiscal 1999. As of February 26, 2000, no warrants to purchase shares of Common Stock were outstanding.

On April 19, 1999, Strouds repurchased 1,800,000 shares of its outstanding Common Stock in a private transaction. The average cost in the repurchase was $1.05 per share. The repurchased shares were put into the Company's treasury stock valued at cost. Concurrently, warrants for 212,850 shares of Common Stock were exercised.

11.   EMPLOYEE BENEFITS

Strouds sponsors the Strouds Profit Sharing and Retirement Plan (the "Plan"), a qualified plan under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). The Plan covers substantially all full-time employees and provides for Company matching of employee contributions, at the discretion of the Board of Directors of the Company, up to 3% of each employee's salary. Effective April 1997, the Company suspended matching contributions. Matching contributions totaled $16,000 for fiscal 1997. At the end of each fiscal year, the Board of Directors of the Company recommend a specific annual amount to be awarded to the profit sharing portion of the Plan. In fiscal 1998, the Company contributed $100,000 to the profit sharing plan. No contributions were made in fiscal 1999.

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)


11.   EMPLOYEE BENEFITS (Continued)

On May 19, 1994, the Company's Board of Directors adopted the Second Amended and Restated 1994 Equity Participation Plan ("1994 Plan") to attract and retain directors, officers and key employees. The 1994 Plan authorizes the Compensation Committee of the Board of Directors to issue 3,680,000 shares of Common Stock upon exercise of options, stock appreciation rights, and other awards, or as restricted or deferred stock awards. Under this plan, 1,351,466 shares are available to be granted. The exercise price of the non-qualified stock options awarded under the 1994 Plan is determined by the Compensation Committee and can be less than fair market value but not less than par value ($0.0001). The Compensation Committee can determine the period of exercisability and the vesting schedule; however, the life of the option is limited to ten years from the date of grant.

On October 20, 1999, the Company's Board of Directors adopted the 1999 Special Purpose Stock Option Plan ("1999 Plan") to retain key employees who are not officers or directors and to attract new employees who may become officers or directors of the Company. The 1999 Plan authorizes the Compensation Committee of the Board of Directors to issue 2,000,000 shares of Common Stock upon exercise of options, stock appreciation rights, and other awards, or as restricted or deferred stock awards. Under this plan, 1,524,000 shares are available to be granted. The exercise price of the non-qualified stock options awarded under the 1999 Plan is determined by the Compensation Committee and can be less than fair market value but not less than par value ($0.0001). The Compensation Committee can determine the period of exercisability and the vesting schedule; however, the life of the option is limited to ten years from the date of grant.

There were 12,900 options outstanding at February 26, 2000 related to the Stock Option Plan for Executives and Key Employees (the "1988 Plan"). The 1988 Plan was amended to prohibit the issuance of any additional options after September 1, 1994.

On May 14, 1997, the Compensation Committee approved repricing all previously granted options to current employees to $1.75 per share with credit for accrued vesting in the option. Repriced options could not be exercised for a period of one year from the date of repricing. The number of options cancelled and reissued due to the repricing were 447,284.

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)

11.   EMPLOYEE BENEFITS (Continued)


Information with respect to the Company's option plans is summarized as follows:

                            February 26,         February 27,          February 28,
                               2000                  1999                  1998
                         -----------------    -----------------     -----------------
                                  Weighted-            Weighted-             Weighted-
                                  average              average               average
                                  exercise             exercise              exercise
                         Shares   price       Shares   price        Shares   price
                         -------  --------    -------  --------     -------  --------
Outstanding at
   beginning of year   1,087,984    $2.11     909,205    $2.14      755,109    $7.06
Granted                1,942,000    $1.88     373,100    $2.70    1,067,434    $2.01
Exercised                (19,370)   $1.80        (840)   $1.75          ---    $  --
Cancelled               (213,390)   $2.22    (193,481)   $3.39     (913,338)   $6.06
                         -------  --------    -------  --------     -------  --------
Outstanding at
   end of year         2,797,224    $1.94   1,087,984    $2.11      909,205    $2.14
                         =======  ========    =======  ========     =======  ========
Exercisable at
   end of year           517,587              245,810               133,000
                         =======              =======               =======
Weighted-average fair
   value of options
   granted during
   the year              $1.88                $2.70                 $2.00
                         =====                =====                 =====

The following table summarizes information about the stock options outstanding at February 26, 2000:

                             Options Outstanding           Options Exercisable
                     ----------------------------------   ---------------------
                                  Weighted-    Weighted-               Weighted-
                     Number       average      average    Number       average
   Range of          outstanding  contractual  exercise   exercisable  exercise
   exercise prices   at 02/26/00  life         price      at 02/26/00  price
   ----------------  -----------  -----------  --------   -----------  --------
   $ 1.06 to $ 1.50     565,770      9.19       $ 1.30      21,520      $ 1.39
     1.63 to   1.78     345,224      6.49         1.73     178,497        1.75
     1.81 to   2.06     339,500      7.50         1.89     159,600        1.89
     2.06 to   2.16   1,126,000      9.89         2.07     100,000        2.16
     2.25 to   3.25     420,730      8.86         2.68      57,970        2.89
   ----------------  -----------  -----------  --------   -----------  --------
   $ 1.06 to $ 3.25   2,797,224      8.88       $ 1.94     517,587      $ 1.98
   ================  ===========  ===========  ========   ===========  ========

                                 STROUDS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


11.   EMPLOYEE BENEFITS (Continued)

On September 1, 1994, the Company's Board of Directors adopted the 1994 Employee Qualified Stock Purchase Plan (the "Purchase Plan"). The purpose of the Purchase Plan is to enable the Company to grant options to employees to buy shares of its Common Stock, at a 15% discount from the then fair market value without commissions and other charges, to attract and retain experienced and capable employees and to help employees to further identify their interests with those of the Company's stockholders generally. The Purchase Plan is intended to qualify as an "employee stock purchase plan," as defined in Section 423(b) of the Code. An aggregate of 250,000 shares of Common Stock has been reserved for issuance under the Purchase Plan, subject to adjustment for stock splits, stock dividends and similar events. In fiscal 1999, the Company issued 55,659 shares under the Purchase Plan.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Accordingly, no compensation cost has been recognized for the stock option or stock purchase plans. Had compensation cost for the Company's 1999, 1994 and 1988 plans been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share for 1999, 1998 and 1997 would approximate the pro forma amounts below:

                                       February 26,  February 27, February 28,
IN THOUSANDS, EXCEPT PER SHARE DATA        2000          1999         1998
-------------------------------------  ------------  -----------  -----------
Net income (loss):
    As reported                          $  1,303     $    214    $  (3,798)
    Pro forma                            $   (295)    $   (348)   $  (4,153)

Net income (loss) per share:
  Basic
    As reported                          $   0.18     $   0.02    $   (0.44)
    Pro forma                            $  (0.12)    $  (0.04)   $   (0.49)

  Diluted
    As reported                          $   0.18     $   0.02    $   (0.44)
    Pro forma                            $  (0.12)    $  (0.04)   $   (0.49)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following weighted-average assumptions:

                                      February 26,  February 27,  February 28,
     Weighted-average assumptions         2000          1999          1998
     ----------------------------     ------------  -----------   -----------
     Risk-free interest rate              6.0%          5.1%          6.0%
     Expected volatility                   45%           45%           45%
     Expected dividend yield                0%            0%            0%
     Expected life (years)                  9             9             9

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

Segment information is summarized as follows:


                                   February 26, February 27,  February 28,
IN THOUSANDS                           2000        1999         1998
-------------------------------    -----------  -----------  -----------
Net revenue:
   Full-line stores                $  184,639   $  190,390   $  186,827
   Outlet stores                       39,326       37,181       35,001
                                    -----------  -----------  ----------
                                   $  223,965   $  227,571   $  221,828
                                    ===========  ===========  ==========
Operating income (loss):
   Full-line stores                $    2,824   $    2,320    $    (946)
   Outlet stores                          432          670    $      28
                                    -----------  -----------  ----------
                                   $    3,256   $    2,990    $    (918)
                                    ===========  ===========  ==========
Total assets:
   Full-line stores                $   68,241   $   65,715
   Outlet stores                       11,117        7,330
   Other (1)                           22,425       23,398
                                    -----------  -----------
                                   $  101,783   $   96,443
                                    ===========  ===========
---------------------------------------------------------------------------


(1) Other includes corporate and distribution center property, equipment and assets which are not attributed to a business segment.

                                STROUDS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                 (CONTINUED)



13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The results of operations for fiscal 1999 and 1998 were as follows:


                                              First    Second     Third    Fourth
IN THOUSANDS, EXCEPT PER SHARE DATA          Quarter   Quarter   Quarter   Quarter
----------------------------------------     -------   -------   -------   -------
FISCAL 1999:
     Net sales                               $53,605   $53,399   $57,192   $59,769
     Gross profit                            $14,727   $15,665   $17,049   $17,416
     Operating income (loss)                 $  (528)  $   747   $ 1,056   $ 1,981
     Net income (loss)                       $(1,182)  $    31   $   248   $ 2,206
     Basic net income (loss) per share (1)   $ (0.15)  $ (0.00)  $  0.04   $  0.31
     Diluted net income (loss) per share (1) $ (0.15)  $ (0.00)  $  0.03   $  0.31

FISCAL 1998:
     Net sales                               $55,015   $54,190   $59,162   $59,204
     Gross profit                            $14,678   $15,000   $17,411   $16,854
     Operating income                        $   106   $   358   $ 1,196   $ 1,330
     Net income (loss)                       $  (596)  $  (366)  $   506   $   670
     Basic net income (loss) per share (1)   $ (0.07)  $ (0.04)  $  0.06   $  0.08
     Diluted net income (loss) per share (1) $ (0.07)  $ (0.04)  $  0.06   $  0.08
----------------------------------------------------------------------------------


(1) Net income per share amounts for each qaurter are required to be computed independently and may not equal the amount computed for the total year.

             MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING


The integrity and objectivity of the financial statements and related financial information in this report are the responsibility of the management of the Company. The financial statements have been prepared in conformity with generally accepted accounting principles and include, when necessary, the best estimates and judgments of management.

The Company maintains a system of internal accounting controls designed to provide reasonable assurance, at appropriate cost, that assets are safeguarded, transactions are executed in accordance with management's authorization, and the accounting records provide a reasonable basis for the preparation of the financial statements. The system of internal accounting controls is continually reviewed by management and improved and modified as necessary in response to changing business conditions and recommendations of the Company's independent auditors.

The Audit Committee of the Board of Directors, currently consisting solely of outside non-management directors, meet periodically with management and the independent auditors to review matters relating to the Company's financial reporting, the adequacy of internal accounting controls and the scope and results of audit work. The independent auditors have free access to the Audit Committee.

KPMG LLP, certified public accountants, are engaged to audit the financial statements of the Company. Their Independent Auditors' Report, which is based on an audit made in conformity with generally accepted auditing standards, expresses an opinion as to the fair presentation of these financial statements.





/s/Charles R. Chinni
--------------------
Charles R. Chinni
Chairman of the Board, President and Chief Executive Officer



/s/Robert M. Menar
------------------
Robert M. Menar
Director, Chief Operating Officer and Secretary



/s/Gary A. Van Wagner
---------------------
Gary A. Van Wagner
Vice President - Chief Financial Officer

                    INDEPENDENT AUDITORS' REPORT


The Board of Directors
Strouds, Inc.:

     We have audited the accompanying balance sheets of Strouds, Inc. as of February 26, 2000 and February 27, 1999 and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended February 26, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Strouds, Inc. as of February 26, 2000 and February 27, 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended February 26, 2000 in conformity with generally accepted accounting principles.


/s/KPMG LLP
-----------
Los Angeles, California
April 18, 2000





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

Not applicable.

                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

DIRECTORS

The information required by this Item is incorporated by reference to the Company's 2000 Proxy Statement (the "Proxy Statement") under the heading "General Information - Election of Directors."

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

1.   Financial Statements:

The following financial statements of Strouds, Inc. are included under Item 8:


Statements of Operations -
     for the fiscal years ended February 26, 2000,
     February 27, 1999 and February 28, 1998             Page 21

Balance Sheets -
     as of February 26, 2000 and February 27, 1999       Page 22

Statements of Stockholders' Equity -
     for the fiscal years ended February 26, 2000,
     February 27, 1999 and February 28, 1998             Page 23

Statements of Cash Flows -
     for the fiscal years ended February 26, 2000,
     February 27, 1999 and February 28, 1998             Page 24

Notes to the Financial Statements                        Page 25

Management's Responsibility for Financial Reporting      Page 44

Independent Auditors' Report                             Page 45


2.   Not applicable

3.   Exhibits:


The exhibits on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this report.


Exhibit No.      Description
-----------      -----------
    3.1          Form of Restated Certificate of Incorporation of the Company.
                      Incorporated herein by reference to Amendment No. 1 to
                      the Company's Form S-1, Registration No. 33-82090, as
                      filed with the Commission on September 13, 1994.
    3.2          Restated By-laws of the Company.
                      Incorporated herein by reference to Amendment No. 1 to
                      the Company's Form S-1, Registration No. 33-82090, as
                      filed with the Commission on September 13, 1994.
    4.1          Rights Agreement, dated as of November 17, 1995, between
                 Strouds, Inc. and American Stock Transfer & Trust Company.
                      Incorporated herein by reference to the Company's Form
                      8-K, as filed with the Commission on December 1, 1995.
*   4.2          First Amendment to Rights Agreement, dated as of January 31,
                 2000, between Strouds, Inc. and American Stock Transfer &
                 Trust Company.



Exhibit No.      Description
-----------      -----------
** 10.1          Second Amended and Restated 1994 Equity Participation Plan of
                 the Company.
                      Incorporated herein by reference to the Company's
                      Form S-8, Registration No. 333-34684, as filed with
                      the Commission on April 13, 2000.
** 10.2          1999 Special Purpose Stock Option Plan of the Company.
                      Incorporated herein by reference to the Company's
                      Form S-8, Registration No. 333-91515, as filed with
                      the Commission on November 23, 1999.
** 10.3          Form of the Company's Employee Qualified Stock Purchase Plan.
                      Incorporated herein by reference to Amendment No. 1 to
                      the Company's Form S-1, Registration No. 33-82090, as
                      filed with the Commission on September 13, 1994.
** 10.4          Amendment to the Strouds, Inc. Employee Qualified Stock
                 Purchase Plan dated January 5, 1995.
                      Incorporated herein by reference to the Company's Form
                      10-K for the fiscal year ended February 25, 1995, as
                      filed with the Commission on May 25, 1995.
   10.5          Security Agreement between Lyon Credit Corporation and
                 Strouds, Inc., dated July, 1996.
                      Incorporated herein by reference to the Company's Form
                      10-Q for the period ended August 31, 1996, as filed
                      with the Commission on October 11, 1996.
   10.6          Financing Agreement between The CIT Group/Business Credit,
                 Inc. and Strouds, Inc. dated March 27, 1998.
                      Incorporated herein by reference to the Company's Form
                      10-K for the fiscal year ended February 28, 1998, as
                      filed with the Commission on May 27, 1998.
*  10.7          Interest Rate Swap Agreement between Wells Fargo Bank,
                 National Association and Strouds, Inc. dated February 17,
                 2000.
   10.8          Employment Agreement between Charles Chinni and Strouds,
                 Inc., dated October 20, 1999.
                      Incorporated herein by reference to the Company's Form
                      10-Q for the period ended November 27, 1999, as filed
                      with the Commission on January 11, 2000.
   10.9          Employment Agreement between Robert M. Menar and Strouds,
                 Inc., dated August 9, 1999.
                      Incorporated herein by reference to the Company's Form
                      10-Q for the period ended November 27, 1999, as filed
                      with the Commission on January 11, 2000.
   10.10         Employment Agreement between Harry Brown and Strouds,
                 Inc., dated November 1, 1999.
                      Incorporated herein by reference to the Company's Form
                      10-Q for the period ended November 27, 1999, as filed
                      with the Commission on January 11, 2000.
*  23            Consent of Independent Auditors
*  27            Financial Data Schedule
------------------------------


*    Filed herewith
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to the form pursuant to Item 14(a)3 of Form 10-K.


(b)  Reports on Form 8-K:
     No reports on Form 8-K were filed by the Company during the last fiscal quarter of fiscal 1999.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STROUDS, INC.
                              (Registrant)

                              /s/Charles R. Chinni          May 19, 2000
                              --------------------
                              Charles R. Chinni
                              Chairman of the Board, President
                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on its behalf of the Registrant in the capacities and on the dates indicated.


Signature                     Title                               Date
---------                     -----                               ----
/s/ Charles R. Chinni         Chairman of the Board,        May 19, 2000
---------------------         President and Chief Executive Officer
Charles R. Chinni             (Principal Executive Officer)


/s/ Wilfred C. Stroud         Founder, Chairman Emeritus    May 19, 2000
---------------------         and Director
Wilfred C. Stroud

/s/ Dale D. Achabal           Director                      May 19, 2000
-------------------
Dale D. Achabal

/s/ Larry R. Bemis            Director                      May 19, 2000
------------------
Larry R. Bemis

/s/ Marshall S. Geller        Director                      May 19, 2000
------------------------
Marshall S. Geller

/s/ Marco F. Weiss            Director                      May 19, 2000
------------------
Marco F. Weiss

/s/ Robert M. Menar           Director, Chief Operating     May 19, 2000
---------------------         Officer and Secretary
Robert M. Menar

/s/ Gary A. Van Wagner        Vice President -              May 19, 2000
----------------------        Chief Financial Officer
Gary A. Van Wagner            (Principal Financial Officer and
                               Principal Accounting Officer)


                                EXHIBIT INDEX


Exhibit No.      Description
-----------      -----------
    3.1          Form of Restated Certificate of Incorporation of the Company.
                      Incorporated herein by reference to Amendment No. 1 to
                      the Company's Form S-1, Registration No. 33-82090, as
                      filed with the Commission on September 13, 1994.
    3.2          Restated By-laws of the Company.
                      Incorporated herein by reference to Amendment No. 1 to
                      the Company's Form S-1, Registration No. 33-82090, as
                      filed with the Commission on September 13, 1994.
    4.1          Rights Agreement, dated as of November 17, 1995, between
                 Strouds, Inc. and American Stock Transfer & Trust Company.
                      Incorporated herein by reference to the Company's Form
                      8-K, as filed with the Commission on December 1, 1995.
*   4.2          First Amendment to Rights Agreement, dated as of January 31,
                 2000, between Strouds, Inc. and American Stock Transfer &
                 Trust Company.
** 10.1          Second Amended and Restated 1994 Equity Participation Plan of
                 the Company.
                      Incorporated herein by reference to the Company's
                      Form S-8, Registration No. 333-34684, as filed with
                      the Commission on April 13, 2000.
** 10.2          1999 Special Purpose Stock Option Plan of the Company.
                      Incorporated herein by reference to the Company's
                      Form S-8, Registration No. 333-91515, as filed with
                      the Commission on November 23, 1999.
** 10.3          Form of the Company's Employee Qualified Stock Purchase Plan.
                      Incorporated herein by reference to Amendment No. 1 to
                      the Company's Form S-1, Registration No. 33-82090, as
                      filed with the Commission on September 13, 1994.
** 10.4          Amendment to the Strouds, Inc. Employee Qualified Stock
                 Purchase Plan dated January 5, 1995.
                      Incorporated herein by reference to the Company's Form
                      10-K for the fiscal year ended February 25, 1995, as
                      filed with the Commission on May 25, 1995.
   10.5          Security Agreement between Lyon Credit Corporation and
                 Strouds, Inc., dated July, 1996.
                      Incorporated herein by reference to the Company's Form
                      10-Q for the period ended August 31, 1996, as filed
                      with the Commission on October 11, 1996.
   10.6          Financing Agreement between The CIT Group/Business Credit,
                 Inc. and Strouds, Inc. dated March 27, 1998.
                      Incorporated herein by reference to the Company's Form
                      10-K for the fiscal year ended February 28, 1998, as
                      filed with the Commission on May 27, 1998.
*  10.7          Interest Rate Swap Agreement between Wells Fargo Bank,
                 National Association and Strouds, Inc. dated February 17,
                 2000.
   10.8          Employment Agreement between Charles Chinni and Strouds,
                 Inc., dated October 20, 1999.
                      Incorporated herein by reference to the Company's Form
                      10-Q for the period ended November 27, 1999, as filed
                      with the Commission on January 11, 2000.
   10.9          Employment Agreement between Robert M. Menar and Strouds,
                 Inc., dated August 9, 1999.
                      Incorporated herein by reference to the Company's Form
                      10-Q for the period ended November 27, 1999, as filed
                      with the Commission on January 11, 2000.



Exhibit No.      Description
-----------      -----------
   10.10         Employment Agreement between Harry Brown and Strouds,
                 Inc., dated November 1, 1999.
                      Incorporated herein by reference to the Company's Form
                      10-Q for the period ended November 27, 1999, as filed
                      with the Commission on January 11, 2000.
*  23            Consent of Independent Auditors
*  27            Financial Data Schedule
------------------------------


*    Filed herewith
** Management contract or compensatory plan or arrangement required to be filed as an exhibit to the form pursuant to item 14(a)3 of Form 10-K.