Form 10-Q
period 2000-05-27
STROUDS INC
filed 2000-07-11
CIK 927760

   As filed with the Securities and Exchange Commission on July 11, 2000

------------------------------------------------------------------------------


                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                        -------------------
                             FORM 10-Q
                        -------------------


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended May 27, 2000

                                OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from __________ to __________

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

                           (626) 912-2866
         (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ----    ----

Number of shares of common stock outstanding at July 6, 2000:  7,146,221

                            STROUDS, INC.

                               INDEX

                                                                    Page No.
                                                                    --------

PART I.     FINANCIAL INFORMATION

     ITEM 1.     FINANCIAL STATEMENTS:

                 Condensed Balance Sheets as of May 27, 2000
                    (Unaudited) and February 26, 2000                   3

                 Condensed Statements of Operations for the Thirteen
                    Weeks Ended May 27, 2000 and May 29, 1999
                    (Unaudited)                                         4

                 Condensed Statements of Cash Flows for the Thirteen
                    Weeks Ended May 27, 2000 and May 29, 1999
                    (Unaudited)                                         5

                 Notes to Condensed Financial Statements                6

     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                    8

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                 MARKET RISK                                           11

PART II.    OTHER INFORMATION

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                      12

                 SIGNATURES                                            13

PART I.     FINANCIAL INFORMATION
---------------------------------
ITEM 1.     FINANCIAL STATEMENTS

                            STROUDS, INC.
                       CONDENSED BALANCE SHEETS

                                                         MAY 27,  FEBRUARY 26,
(in thousands, except share data)                          2000        2000
---------------------------------                        --------    --------
ASSETS                                                  (Unaudited)
Current assets:
   Cash                                                  $    189    $    214
   Accounts receivable                                      2,888       2,050
   Inventory                                               71,550      65,475
   Other                                                    4,680       3,050
                                                         --------    --------
      Total current assets                                 79,307      70,789
Property and equipment - at cost, net of accumulated
   depreciation and amortization                           22,828      22,366
Excess of cost over net assets acquired, net of
   accumulated amortization                                 6,950       7,015
Other assets                                                1,605       1,613
                                                         --------    --------
      Total assets                                       $110,690    $101,783
                                                         ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Current maturities of long-term debt                  $    703    $    686
   Accounts payable                                        17,865      12,953
   Accrued expenses                                        12,350      10,147
                                                         --------    --------
      Total current liabilities                            30,918      23,786
Long-term debt (primarily revolving debt)                  48,981      44,962
Other non-current liabilities                               3,327       3,403
                                                         --------    --------
      Total liabilities                                    83,226      72,151
Stockholders' equity:
   Preferred stock, $0.0001 par value; authorized
      750,000 shares; no shares issued or outstanding          --          --
   Preferred stock, Series B, $0.0001 par value;
      authorized 250,000 shares; no shares issued or
      outstanding                                              --          --
   Common stock, $0.0001 par value; authorized
      25,000,000 shares; issued and outstanding May 27,
      2000, 7,146,221; and February 26, 2000, 7,110,620
      shares                                                    1           1
   Treasury stock at cost; May 27, 2000, 1,800,000 shares  (1,890)     (1,890)
   Additional paid-in capital                              39,305      39,248
   Accumulated deficit                                     (9,952)     (7,727)
                                                         --------    --------
       Total stockholders' equity                          27,464      29,632
                                                         --------    --------
       Total liabilities and stockholders' equity        $110,690    $101,783
                                                         ========    ========

See accompanying notes to condensed financial statements.

                            STROUDS, INC.
                  CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)
                              (Unaudited)

                                                            13 WEEKS ENDED
                                                       -----------------------
                                                        MAY 27,      MAY 29,
                                                         2000         1999
                                                       ---------    ---------
Net sales                                              $ 54,205     $ 53,605
Costs and expenses:
   Cost of sales, buying and occupancy                   39,252       38,878
                                                       ---------    ---------
      Gross profit                                       14,953       14,727
                                                       ---------    ---------
Expenses:
   Selling and administrative expenses                   16,005       15,190
   Amortization of excess of cost over
      net assets acquired                                    65           65
                                                       ---------    ---------
      Operating loss                                     (1,117)        (528)


Other income                                                 22           30
Interest expense, net                                    (1,130)        (684)
                                                       ---------    ---------

      Net loss                                         $ (2,225)    $ (1,182)
                                                       =========    =========



Basic and Diluted:

      Net loss per share                               $  (0.31)    $  (0.15)
                                                       =========    =========
      Weighted average shares outstanding                 7,140        7,735
                                                       =========    =========

See accompanying notes to condensed financial statements.

                            STROUDS, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands)
                              (Unaudited)

                                                           13 WEEKS ENDED
                                                       -----------------------
                                                        MAY 27,      MAY 29,
                                                         2000         1999
                                                       ---------    ---------
Cash flows from operating activities:
   Net loss                                            $ (2,225)    $ (1,182)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation and amortization of property
            and equipment                                 1,386        1,285
         Amortization of excess of cost over net
            assets acquired                                  65           65
         Increase in:
            Accounts receivable                            (838)        (399)
            Inventory                                    (6,075)      (6,449)
         Increase (decrease) in:
            Accounts payable and accrued expenses         6,811         (739)
         Other                                           (1,734)       2,565
                                                       ---------    ---------
            Net cash used in operating activities        (2,610)      (4,854)
                                                       ---------    ---------

Net cash used in investing activities:
   Capital expenditures                                  (1,848)        (669)
                                                       ---------    ---------

Cash flows from financing activities:
   Net borrowings under long-term debt                    4,036        7,545
   Principal payments under capital lease obligations        37           37
   Increase in overdraft                                    303          154
   Repurchase of stock                                      ---       (1,890)
   Other equity transactions                                 57          ---
                                                       ---------    ---------
            Net cash provided by financing activities     4,433        5,846
                                                       ---------    ---------

            Net (decrease) increase in cash                 (25)         323
Cash at beginning of period                                 214          269
                                                       ---------    ---------
Cash at end of period                                  $    189     $    592
                                                       =========    =========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                         $  1,082     $    587
                                                       =========    =========

See accompanying notes to condensed financial statements.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                              (Unaudited)


(1)     INTERIM FINANCIAL STATEMENTS

The accompanying Condensed Balance Sheet as of May 27, 2000 and the related Condensed Statements of Operations and Condensed Statements of Cash Flows for the 13 weeks ended May 27, 2000 and May 29, 1999 are unaudited. The unaudited operating results reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Information pertaining to the year ended February 26, 2000 is derived from the audited financial statements included in the Company's 1999 Annual Report on Form 10-K. This information should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's 1999 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the 13 weeks ended May 27, 2000 may not be indicative of the results to be expected for the entire fiscal year.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Segment Information

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") requires public business enterprises to report information about operating segments in annual financial statements and selected information in the notes thereto. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources in assessing performance. The Company operates in four business segments; full-line stores, outlet stores, boutique stores and the internet. See note 5.

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

Reclassifications

Certain reclassifications have been made to the May 29, 1999 amounts to conform to the May 26, 2000 presentation.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

(3)     PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows:

                                                      May 27,    February 26,
(in thousands)                                         2000         2000
--------------                                       ---------    ---------
Furniture, fixtures and equipment                    $ 50,123     $ 48,106
Equipment held under capital leases                       597          597
Leasehold improvements                                  8,865        9,033
                                                     ---------    ---------
                                                       59,585       57,736
Accumulated depreciation and amortization             (36,757)     (35,370)
                                                     ---------    ---------
                                                     $ 22,828     $ 22,366
                                                     =========    =========

(4)     LONG-TERM DEBT

At May 27, 2000, the Company had outstanding borrowings of $48,851,000 under its $50,000,000 revolving credit agreement (the "Credit Facility"). The Company's Credit Facility contains various restrictions on the payment of cash dividends, incurrence of additional indebtedness, acquisitions, investments, loans, mergers or consolidations and disposition of assets. The covenants also require the Company to meet a minimum net worth requirement at anytime the borrowing availability is less than $5,000,000. The Company was in compliance with the covenants at May 27, 2000.

Included in the Credit Facility is a $7,000,000 letter of credit sub-facility. As of May 27, 2000, the Company had outstanding letters of credit amounting to $1,332,000 for purchase commitments to foreign suppliers under this sub-facility, effectively maximizing the Company's borrowings under its line of credit.

(5)     SEGMENT INFORMATION

Management evaluates segment performance based primarily on revenue and earnings (losses) from operations. Interest income and expense is evaluated on an aggregate basis and not allocated to the Company's business segments. In addition, the Company does not review depreciation and amortization at the segment level.

                            STROUDS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Unaudited)

(5)     SEGMENT INFORMATION (Continued)

Segment information is summarized as follows:

                                      May 27,     May 29,
IN THOUSANDS                           2000        1999
-------------------------------    -----------  -----------
Net revenue:
   Full-line stores                $   43,116   $   44,690
   Outlet stores                       10,727        8,915
   Boutique stores                         98          ---
   Internet                               264          ---
                                    ----------   ----------
                                   $   54,205   $   53,605
                                    ==========   ==========

Operating income (loss):
   Full-line stores                $     (898)  $     (545)
   Outlet stores                          (18)          17
   Boutique stores                       (176)         ---
   Internet                               (25)         ---
                                    ----------   ----------
                                   $   (1,117)  $     (528)
                                    ==========   ==========


                                      May 27,   February 26,
IN THOUSANDS                           2000        2000
-------------------------------    -----------  -----------
Total assets:
   Full-line stores                $   71,839   $   68,241
   Outlet stores                       11,867       11,117
   Boutique stores                      1,150          ---
   Internet                             1,864          ---
   Other (1)                           23,970       22,425
                                    ----------   ----------
                                   $  110,690   $  101,783
                                    ==========   ==========

------------------------------------------------------------------------------
(1) Other includes corporate and distribution center property, equipment and other assets which are not attributed to a business segment.

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

RESULTS OF OPERATIONS

13 Weeks Ended May 27, 2000 Compared to the 13 Weeks Ended May 29, 1999
-----------------------------------------------------------------------

Net sales for the thirteen weeks ended May 27, 2000 increased $0.6 million, or 1.1%, to $54.2 million versus $53.6 million in the same period last year. Comparable store sales decreased $1.6 million, or 3.2%, for the period. Sales from new stores and expanded or replacement stores increased by $4.8 million. Sales were reduced by $2.6 million due to 4 store closures in fiscal 1999.

Net sales for full-line stores for the thirteen weeks ended May 27, 2000 decreased $1.6 million, or 3.5%, to $43.1 million versus $44.7 million in the same period last year. Comparable full-line store sales decreased $1.5 million, or 3.6%, for the period. Outlet store net sales for the thirteen weeks ended May 27, 2000 increased $1.8 million, or 20.3%, to $10.7 million versus $8.9 million in the same period last year. Comparable outlet store sales decreased $0.1 million, or 1.7%, for the period. For the thirteen weeks ended May 27, 2000, boutique store net sales were $0.1 and internet sales were $0.3 million.

Management believes that the decrease in comparable full-line store sales is attributable to increased new competitive openings in the first quarter of 2000. Approximately 30% of the comparable stores in the first quarter of 2000 were affected by new competition compared to approximately 17% for the same period last year. The increase in outlet store sales is attributable to operating 5 more outlet stores in the first quarter of 2000, or 22 stores as of May 27, 2000 versus 17 stores as of May 29, 1999. The boutique store and the internet were not in operation during the first quarter of 1999.

Cost of sales, buying and occupancy for the 13 weeks ended May 27, 2000 were $39.3 million versus $38.9 million for the same period a year ago, a $0.4 million increase. This dollar increase was attributable, primarily, to new stores cost of sales and occupancy costs. As a percent of net sales, cost of sales, buying and occupancy decreased to 72.4% from 72.5% for the same period a year ago. The improved gross margin points were primarily the result of improved management.

Selling and administrative expenses for the 13 weeks ended May 27, 2000 increased $0.8 million to $16.0 million versus $15.2 million for the same period in fiscal 1999 and increased as a percentage of net sales from 28.3% to 29.5%. The increase was primarily due to increased labor staffing plus preopening costs for 2 new stores and the relocation of 1 store.

As a result of the factors noted above, the Company had an operating loss for the 13 weeks ended May 27, 2000 of $1.1 million versus $0.5 million for the same period a year ago, a $0.6 million decrease.

The operating loss for full-line stores for the 13 weeks ended May 27, 2000 was $0.9 million versus $0.5 for the same period a year ago. There was no operating income for the outlet stores for the 13 weeks ended May 27, 2000 or May 29, 1999. For the thirteen weeks ended May 27, 2000, the operating loss for boutique store was $0.2 and the internet had a nominal operating loss. The boutique store and the internet were not in operation the first quarter of 1999. The decreases in operating profit for the segments were a result of the various factors discussed above.

Interest expense net, increased $0.4 million to $1.1 million for the 13 weeks ended May 27, 2000 versus $0.7 million for the same period in fiscal 1999. The increase was primarily the result of higher average borrowings and higher interest rates this year.

The Company recorded no income tax expense or benefit for the 13 week periods ended May 27, 2000 and May 29, 1999. The estimated effective tax rate is subject to continuing evaluation and modification by management.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs are primarily to support its inventory requirements, store expansion and refurbishment and systems development. The Company has historically financed its operations essentially with internally generated funds and its credit facilities. As of May 27, 2000, the Company's working capital was $48.4 million, while advances from its Credit Facility were $48.9 million. As of May 27, 2000, the Company had maximized its borrowings under the Credit Facility as determined by the Company's eligible "borrowing base." As of July 7, 2000, the Company had $2.4 million available for borrowing under the Credit Facility as determined by the Company's eligible "borrowing base."

Cash used in operating activities for the 13 weeks ended May 27, 2000 was $2.6 million, $1.7 million due to an increase principally in prepaid rent and the remaining $0.8 million was used by operations.

Net cash used in investing activities for the 13 weeks ended May 27, 2000 was $1.8 million. These funds were primarily used for capital expenditures for new store openings and improvements to the Company's management information systems development.

Cash provided by financing activities for the 13 weeks ended May 27, 2000 was $4.4 million. The Company had net borrowings of $4.0 million primarily to fund expansion and to meet working capital needs.

The Company's capital expenditures for the remainder of fiscal 2000 are currently expected to be approximately $0.7 million and will be related primarily to new store development and improvements to its management information systems.

Management believes that funds generated from operations, its Credit Facility and use of trade credit will be sufficient to satisfy the Company's working capital requirements and commitments for capital expenditures through the end of fiscal 2000. To the extent that working capital is not sufficient, the Company may be forced to reduce its plan for new store openings and seek additional financing.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's $50 million Credit Facility has interest payable at a rate equivalent to the Chase Manhattan Bank Rate plus 0.25% per annum or LIBOR plus 2.50% per annum (9.3% and 9.2% at May 27, 2000, respectively). Changes in interest rates which dramatically increase the interest rate on the Credit Facility would make it more costly to borrow proceeds under that Crecit Facility and may impede the Company's growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.

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

PART II.    OTHER INFORMATION
-----------------------------
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits:

The following exhibits are filed as part of, or incorporated by reference into, this report.

Exhibit No.      Description
-----------      -----------


   27            Financial Data Schedule

b)     Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the quarter ended May 27, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  July 6, 2000

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